Form 10-Q
period 1995-06-30
FOUR CORNERS FINANCIAL CORP
filed 1995-08-14
CIK 230014

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995

      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to _____________________

Commission File Number       0-8628

           FOUR CORNERS FINANCIAL CORPORATION (as of April 12, 1988)
            (Exact Name of Registrant as Specified in its Charter)

         Delaware                                          22-2044086
(State or other Jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                 370 East Avenue, Rochester, New York  14604
              (Address of principal executive offices - Zip Code)

                                (716) 454-2263
             (Registrant's Telephone Number, including Area Code)

                80 West Main Street, Rochester, New York  14614
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes ____   No   X

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At August 7, 1995 there were 3,338,745 of the registrant's $.04 par value common stock outstanding.

                      FOUR CORNERS FINANCIAL CORPORATION

                                     INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART I.     FINANCIAL INFORMATION

            Item 1.  Financial Statements (Unaudited)

                     Consolidated Balance Sheets as of                     1-2
                      June 30, 1995 (Unaudited) and
                      December 31, 1994

                     Consolidated Statements of Operations for the         3-4
                      Three Months and Six Months Ended June 30, 1995 and 1994 (Unaudited)

                     Consolidated Statements of Changes in                   5
                      Stockholders' Investment for the
                      Six Months Ended June 30, 1995 and 1994
                      (Unaudited)

                     Consolidated Statements of Cash Flows for the           6
                      Six Months Ended June 30, 1995 and 1994
                      (Unaudited)

                     Notes to Condensed Consolidated Financial            7-13
                      Statements (Unaudited)

            Item 2.  Management's Discussion and Analysis of             14-15
                      Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

            Item 1.  Legal Proceedings                                      16

            Item 2.  Changes in Securities                                  16

            Item 3.  Default Upon Senior Securities                         16

            Item 4.  Submission of Matters to a Vote of                     16
                      Security Holders

            Item 5.  Other Information                                      16

            Item 6.  Exhibits and Reports on Form 8-K                       16

SIGNATURE                                                                   17

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

                      FOUR CORNERS FINANCIAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1995 AND DECEMBER 31, 1994

                                    ASSETS

                                                      June 30,    December 31,
                                                        1995          1994
                                                     -----------  ------------
                                                     (Unaudited)
CURRENT ASSETS:
      Cash and equivalents                            $   51,730  $   28,932
      Cash - escrow deposits                              95,387      70,633
      Accounts receivable - trade, net of
       allowance for doubtful accounts of $85,000
       $100,000 in 1995 and 1994, respectively           536,691     478,094
      Prepaid expenses                                     6,523       9,090
      Other receivables                                    2,695       1,085
      Income tax receivable                                   --       6,725
                                                      ----------  ----------
            Total current assets                         693,026     594,559
                                                      ----------  ----------

TITLE PLANT                                              367,283     367,283
                                                      ----------  ----------
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation                                            266,627     305,358
                                                      ----------  ----------
OTHER ASSETS:
      Deposit                                              7,633       7,246
      Cash value of life insurance                        23,061      20,070
      Intangible assets, net of accumulated
       amortization                                       16,991      20,655
                                                      ----------  ----------
                                                          47,685      47,971
                                                      ----------  ----------
                                                      $1,374,621  $1,315,171
                                                      ==========  ==========

       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1995 AND DECEMBER 31, 1994

                   LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                      June 30,    December 31,
                                                        1995          1994
                                                      ----------  ----------
                                                     (Unaudited)
CURRENT LIABILITIES:
      Line-of-credit                                  $  235,000  $  235,000
      Current portion of notes payable                   197,915     240,078
      Current portion of obligations under
       capital leases                                     43,117      45,805
      Accounts payable                                   567,613     455,866
      Accounts payable - related parties                  34,000          --
      Escrow deposits                                     95,387      70,633
      Other accrued expenses                              33,683      63,639
                                                      ----------  ----------
            Total current liabilities                  1,206,715   1,111,021
                                                      ----------  ----------
LONG-TERM LIABILITIES:
      Notes payable, net of current portion                6,724      12,604
      Obligations under capital leases, net
       of current portion                                 13,377      33,325
      Due to officer/principal stockholder               215,000     200,000
                                                      ----------  ----------
            Total long-term liabilities                  235,101     245,929
                                                      ----------  ----------
            Total liabilities                          1,441,816   1,356,950
                                                      ----------  ----------
STOCKHOLDERS' INVESTMENT:
      Common stock, $.04 par value, 15,000,000
       shares authorized, 3,338,802 issued and
       outstanding in 1995 and 1994                      133,752     133,752
      Additional paid-in-capital                         835,402     835,402
      Accumulated deficit                             (1,030,724) (1,005,308)
                                                      ----------  ----------
                                                         (61,570)    (36,154)

      Less:  Treasury stock at cost                       (5,625)     (5,625)
                                                      ----------  ----------
            Total stockholders' investment               (67,195)    (41,779)
                                                      ----------  ----------
                                                      $1,374,621  $1,315,171
                                                      ==========  ==========

       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994

                                                    1995              1994
                                                 -----------       -----------
                                                 (Unaudited)       (Unaudited)
REVENUE:

      Title insurance premiums                   $  348,107        $  573,707
      Abstract and appraisal fees                   604,897           820,774
                                                 ----------        ----------
                                                    953,004         1,394,481
                                                 ----------        ----------
DIRECT COSTS OF REVENUE:

      Title insurance                              (109,088)         (152,918)
      Abstract and appraisal services               (76,140)         (177,652)
                                                 ----------        ----------
                                                   (185,228)         (330,570)
                                                 ----------        ----------
            Gross profit                            767,776         1,063,911


OPERATING EXPENSES:                                (679,021)       (1,212,038)
                                                 ----------        ----------
      Income/(loss) from operations                  88,755          (148,127)


INTEREST, NET:                                      (19,103)          (16,709)
                                                 ----------        ----------

NET INCOME/(LOSS)                                $   69,652        $ (164,836)
                                                 ==========        ==========

NET INCOME/(LOSS) PER SHARE                      $      .02        $     (.05)
                                                 ==========        ==========

       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                    1995              1994
                                                 -----------       -----------
                                                 (Unaudited)       (Unaudited)
REVENUE:

      Title insurance premiums                   $  696,567        $1,147,692
      Abstract and appraisal fees                 1,096,180         1,695,120
                                                 ----------        ----------
                                                  1,792,747         2,842,812

DIRECT COSTS OF REVENUE:

      Title insurance                              (223,390)         (301,488)
      Abstract and appraisal services              (134,292)         (331,301)
                                                 ----------        ----------
                                                   (357,682)         (632,789)
                                                 ----------        ----------
            Gross profit                          1,435,065         2,210,023

OPERATING EXPENSES:                              (1,422,875)       (2,428,996)
                                                 ----------        ----------
      Income/(loss) from operations                  12,190          (218,973)
                                                 ----------        ----------

INTEREST, NET:                                      (37,606)          (33,660)
                                                 ----------        ----------

NET LOSS                                         $  (25,416)       $ (252,633)
                                                 ==========        ==========

NET LOSS PER SHARE                               $     (.01)       $     (.08)
                                                 ==========        ==========

       The accompanying notes are an integral part of these statements.

                                                       FOUR CORNERS FINANCIAL CORPORATION

                                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT

                                                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                   --- Common Stock ---        Additional                                                Total
                                                                Paid-in-         Accumulated         Treasury        Stockholders'
                                   Shares        Amount          Capital           Deficit            Stock           Investment
                                   ------        ------        ----------        -----------         --------        -------------
BALANCE, December 31, 1993        3,343,802    $ 133,752       $ 835,402         $  (536,278)        $  (5,625)      $  427,251

 Net loss for the six months
 ended June 30, 1994
 (Unaudited)                             --           --              --            (252,633)               --         (252,633)
                                  ---------    ---------       ---------         -----------        ----------       ----------
BALANCE, June 30, 1994
 (Unaudited)                      3,343,802    $ 133,752       $ 835,402         $  (788,911)       $   (5,625)      $  174,618
                                  =========    =========       =========         ===========        ==========       ==========

BALANCE, December 31, 1994        3,343,802    $ 133,752       $ 835,402         $(1,005,308)       $   (5,625)      $  (41,779)

 Net loss for the six months
 ended June 30, 1995
 (Unaudited)                             --           --              --             (25,416)               --          (25,416)
                                  ---------    ---------       ---------         -----------        ----------       ----------
BALANCE, June 30, 1995
 (Unaudited)                      3,343,802    $ 133,752       $ 835,402         $(1,030,724)       $   (5,625)      $  (67,195)
                                  =========    =========       =========         ===========        ==========       ==========

       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994


                                                    1995              1994
                                                 -----------      -----------
                                                 (Unaudited)      (Unaudited)
CASH FLOW OPERATING ACTIVITIES:
   Net loss                                      $ (25,416)       $ (252,633)
   Adjustments to reconcile net loss to
    net cash flow from operating activities:
   Depreciation and amortization                    55,081            59,594
   Decrease/(increase) in accounts receivable      (58,597)          145,554
   Decrease in other current assets                  7,682               520
   Increase in accounts payable                    145,747           129,474
   Decrease in other current liabilities           (29,956)          (42,799)
                                                 ---------        ----------
      Net cash flow from operating activities       94,541            39,710
                                                 ---------        ----------
CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of property and equipment,
    net of disposals                               (12,686)          (49,434)
   Investment in cash value of life insurance       (2,991)          (16,860)
   Increase in title plant                              --           (20,020)
   Decrease/(increase) in deposit                     (387)              476
                                                 ---------        ----------
      Net cash flow from investing activities      (16,064)          (85,838)
                                                 ---------        ----------
CASH FLOW FROM FINANCING ACTIVITIES:
   Decrease in notes payable, net                  (48,043)          (51,335)
   Increase (decrease) in obligations under
    capital leases, net                            (22,636)              180
   Increase in line-of-credit                       15,000            45,000
                                                 ---------        ----------
      Net cash flow from financing activities      (55,679)           (6,155)
                                                 ---------        ----------

NET (DECREASE)INCREASE IN CASH AND EQUIVALENTS:     22,798           (52,283)

CASH AND EQUIVALENTS - beginning of period          28,932            99,652
                                                 ---------        ----------
CASH AND EQUIVALENTS - end of period             $  51,730        $   47,369
                                                 =========        ==========

       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1995 AND 1994

                                  (Unaudited)

 (1)  General

      The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate in order that the information presented is not misleading. All adjustments for a fair presentation of financial information contained herein have been made.

 (2)  Organization

      The Company -

      Four Corners Financial Corporation (FCFC) and its Subsidiaries, Four Corners Abstract Corporation (FCAC) and Proper Appraisal Specialists, Inc. provide services and products including real estate title searching, preparation of abstracts of title, issuance of title insurance as an agent for certain national underwriting companies and real estate appraisals, primarily in western and central New York State. All of these services and products are required in connection with the mortgaging, sale or purchase of real property.

      Unless otherwise indicated, the term "Company" refers to Four Corners Financial Corp. and its Subsidiaries. The Company operates in one business segment.


 (3)  Summary of Significant Accounting Policies

      Principles of Consolidation -

      The consolidated financial statements include the accounts of FCFC and all of its subsidiaries. All significant intercompany transactions and balances have been eliminated.

      Cash and Equivalents -

      Cash and equivalents include time deposits and other instruments with a maturity of three months or less at the time of purchase. The Company maintains cash balances at several banks. Accounts at each institution are insured by The Federal Deposit Insurance Corporation up to $100,000.

      Property and Equipment -

      Property and equipment is stated at cost and is depreciated using accelerated and straight-line methods over the following useful lives:

                  Buildings                     15 - 31.5 years
                  Furniture and Equipment        3 - 10 years
                  Vehicles                            5 years
                  Leasehold Improvements        Life of lease

      At the time of retirement or other disposition of property, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations. Repairs and maintenance costs are charged to expense when incurred.

      Intangible Assets -

      Intangible assets consist of goodwill and covenants not-to-compete resulting from the 1987 acquisition of the Albany branch, the 1989 acquisition of Livingston Abstract Corporation, the 1990 acquisition of Picciano Abstract Company, Inc. and the 1991 acquisition of Proper Appraisal Specialists, Inc. The goodwill and covenants not-to-compete are being amortized on a straight-line basis over a five-year period.

      Title Plant -

      Title plant consists of copies of public records, maps and other relevant historical documents which facilitate the preparation of title abstract reports without the necessity of manually searching official public records.

      The Company has incurred identifiable costs related to the activities necessary to construct a title plant which are reflected as assets. A title plant is regarded as a tangible asset having an indefinite economic life; accordingly, title plant costs are not depreciated. Costs incurred to perform full title search additions to the title plant are capitalized in the year incurred. Costs incurred to maintain or update existing title files in the title plant are expensed as incurred.

      Revenue Recognition -

      Title insurance is provided to purchasers or financiers of real property purchases. The related revenue is recognized when policies become effective, generally at the property or mortgage loan closing. Under terms of the Company's agreements with its title insurance underwriters, a commission of 15% to 20% is paid to its underwriter on all title insurance policies written. Pricing is based on a rate schedule established by the Insurance Department of the State of New York which provides for varying rates for services rendered. Commission expense is reflected as a direct cost of title insurance revenue in the statement of operations.

      The Company also performs title abstract research and prepares appraisals on real properties. Abstract and appraisal revenue is recognized as earned. Direct costs of abstract and appraisal revenue reflects the cost of work performed by subcontractors in geographical areas where the Company does not maintain an office, among other direct costs.

 (4)  Acquisitions

      The Company acquired Proper Appraisal Specialists, Inc. (1991), Picciano Abstract Company, Inc. (1990), Livingston Abstract Corporation (1989) and Mid-State (1988) for cash, notes and common stock totalling approximately $185,000. These acquisitions were accounted for as purchases. Goodwill, representing the excess of purchase price over the fair value of tangible assets acquired related to these acquisitions, totalled approximately $66,000 and is being amortized over five years. These companies were subsequently merged into FCAC.

 (5)  Income Taxes

      During 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 requires an asset and a liability approach to measuring deferred income taxes. Previous standards required an income statement approach.

      There were no material temporary differences at December 31, 1994 or at June 30, 1995. Therefore, no deferred taxes have been provided.

      At December 31, 1994, the Company has available a net operating loss carry-forward of approximately $388,000, which begins to expire in 2002. The Company has recorded a valuation allowance equal to the deferred tax asset related to the carryforward.

 (6)  Escrow Deposits

      As a service to its customers, FCAC administers escrow deposits representing undisbursed amounts received for settlements of mortgage loans or property sales and indemnities against specific title risks. These funds, totalling $95,387 and $70,633 at June 30, 1995 and December 31, 1994, respectively, are recorded as both a current asset and a current liability in the accompanying consolidated balance sheets.

 (7)  Notes Payable and Obligations Under Capital Leases

      Notes Payable -


      Notes payable consisted of the following:

                                                June 30,    December 31,
                                                  1995          1994
                                                --------    ------------
Note payable to Marine Midland Bank,
due in monthly installments of $8,333
plus interest at the prime rate plus
3/4%, maturing in April, 1997.  This
note is guaranteed by the officers/
stock-holders of the Company, and is
collateralized by substantially all of
the Company's assets.                         $  175,000   $  225,000

Various notes payable in aggregate
monthly installments of $1,391
including interest at rates ranging
from 8% to 9%.  These notes mature
through June, 1997 and are
collateralized by the related
equipment.                                        29,639       27,682
                                              ----------    ---------
                                                 204,639      252,682

Less:  Current Portion                          (197,915)    (240,078)
                                              ----------    ---------

                                              $    6,724    $  12,604
                                              ==========    =========

Obligations Under Capital Leases:

The Company has entered into several capital lease agreements for equipment. These obligations consist of the following:

                                                June 30,    December 31,
                                                  1995          1994
                                                --------    ------------
Various leases payable in aggregate
monthly installments of $4,257
including interest at rates ranging
from 8.4% to 13.2%.  These leases
mature through January, 1997 and are
collateralized by the equipment.              $   56,494    $   79,130

Less:  Current Portion                           (43,117)      (45,805)
                                              ----------    ----------

                                              $   13,377    $   33,325
                                              ==========    ==========

 (8)  Lines-of-Credit


      The Company may borrow up to $250,000 under the terms of a line-of-credit agreement with a bank. This line-of-credit is renewable annually. Amounts borrowed bear interest at the bank's prime rate plus 1/2% and are collateralized by substantially all assets of the Company. At June 30, 1995 and December 31, 1994, there was $235,000 outstanding on this line.

      The Company may also borrow up to $100,000 under the terms of an unsecured line-of-credit with another bank. Amounts borrowed bear interest at the bank's prime rate plus 1%. Borrowings under this line-of-credit are personally guaranteed by the Company's principal officer/stockholder. At June 30, 1995 and December 31, 1994, there were no borrowings on this line-of-credit.

 (9)  Stockholders' Investment

      Stock Options -

      In July, 1992, the Company's Board of Directors adopted and the stockholders approved the 1992 Stock Option Plan (1992 Plan) which replaced the 1988 Stock Incentive Plan (1988 Plan).

      Under the 1992 Plan, the Company may issue incentive stock options, non-statutory options, non-employee director options and reload options. The exercise price of incentive, non-statutory and reload options will not be less than fair market value at date of grant. Incentive and non-statutory options will generally expire ten years from date of grant. Reload options will have a term equal to the remaining option term of the underlying option.

      The 1992 Plan also provides for annual grants of stock options to purchase 500 shares of the Company's common stock to non-employee directors of the Company with an exercise price not less than fair market value at date of grant. These options will expire ten years from date of grant.

      Options issued under the 1988 Plan expire in 1995. No further options will be granted under the 1988 Plan.

      The Company has reserved 520,000 common shares for issuance under both plans.

      At June 30, 1995 and December 31, 1994, there were 271,000 options outstanding under the 1992 and 1988 Plans.

(10)  Related Party Transactions

      Due to Officers/Principal Stockholders -

      During 1994, 1993, and 1992, one of the Company's principal officers/stock-holders made advances to the Company. These advances bear interest at the prime rate plus 3% and repayment is subordinated to the amounts outstanding under all other bank debt agreements. The principal officer/stockholder has agreed not to require payment of this amount through January 1, 1997.

      At June 30, 1995 and December 31, 1994, the amounts outstanding on this debt was $215,000 and $200,000, respectively.

      Office Lease Commitment -

      The Company leases its Rochester facility from a party related through common management. The Company has a one year lease agreement through December 31, 1995 at an annual rental of $68,000. Rent and common area charges were approximately $58,372, $213,000 and $263,000 in 1994, 1993 and 1992, respectively. During 1994, total unpaid rent of $109,000 was forgiven by the related party. This amount has been reflected as an extraordinary item, net of income taxes, of $44,000. The Company owed approximately $34,000 for unpaid rent at June 30, 1995.

      Significant Customer -

      In 1994, 1993 and 1992, 4%, 4% and 3%, respectively, of revenue was derived from a related party.

(11)  Lease Commitments

      FCAC leases other office facilities under lease agreements expiring through March, 1998.

      Minimum lease payments under non-cancelable lease agreements are as follows at December 31, 1994:

                  1995 . . . . . . . . . . . . .   119,501
                  1996 . . . . . . . . . . . . .   107,668
                  1997 . . . . . . . . . . . . .    54,668
                  1998 . . . . . . . . . . . . .    40,062
                                                  --------
                                                  $321,899
                                                  ========

      Rent expenses related to these operating leases was approximately $135,000, $127,000 and $174,000 for the years ended December 31, 1994,
      1993 and 1992, respectively.

(12)  Reverse Stock Split

      In July, 1992, the Company's stockholders approved a one-for-four reverse stock split. In conjunction with this reverse stock split, the authorized number of shares was reduced to 15,000,000 and par value was increased to $.04 per share. These actions have been retroactively reflected in the financial statements.

Item 2.     Management's Discussion and Analysis of Financial Condition and

            Results of Operations

Liquidity and Capital Resources

The Company's cash flow results from operations, bank loans, advances made by principal stockholders and from sales of common stock.

During the first six months of 1995, cash reserves of $28,932 and cash flows from operating activities of $94,541 were sufficient to fund the Company's negative cash flow from investing and financing activities of $16,064 and $55,679, respectively.

Cash Flow from Operations: The Company had positive cash flow from operating activities through the first two quarters of 1995 of $94,541 compared to $39,710 for the same period in 1994. This position resulted primarily from the Company's seasonal first and second quarter operating loss of $25,416 offset by a $145,747 increase in accounts payable and a decrease in other current assets of $7,682. Despite the significant increase in accounts receivable of $58,597 and a continued decrease in other current liabilities of $29,956, the Company still managed to maintain a positive cash position from operating activities. The Company expects its accounts receivable and accounts payable balances to increase as quarterly order volume and sales revenues continue to rise.

Cash Flow from Investing Activities: The only capital expenditures incurred by the Company during the first six months of 1995 related to capital improvements for the Rochester corporate office building. These expenditures amounted to $12,686 as compared to total capital expenditures of $49,434 for the same period in 1994. The Company made no title plant investment for the second consecutive quarter in 1995, whereas a total of $20,020 was contributed to this cause for the previous calendar year through June, 1994. In addition, the Company continued to make an investment in a Keyman life insurance policy with a cash surrender value of $23,061 as of the end of the second quarter. At June 30, 1995, the Company had no material purchase commitments.

Cash Flow from Financing Activities: Primary cash flows from financing activities relate to changes in financing under lines-of-credit, notes payable and advances made by principal stockholders. To support operations during the first two quarters of 1995, the Company increased borrowings from its principal officer/stockholder by $15,000. This funding, along with the cash flow generated from operating activities, was adequate to support the reduction of notes payable and capital lease obligations of $48,043 and $22,636, respectively.

The Company expects that the cash flow generated from operations and bank lines-of-credit currently available will be adequate to meet its working capital and capital expenditure needs for the remainder of 1995.

Results of Operations

Total revenues for the first six months of 1995 were $1,792,747 as compared to $2,842,812 for the same six months of 1994. This decrease of $1,050,065 or 37% resulted from decreased sales order volume especially in the home equity market. The revenues generated from title insurance premiums decreased by 39% to $696,567 as compared to $1,147,692 for the first half of the 1994 calendar year. In addition to this significant decrease attributable to title operations, revenues from abstract and appraisal fees during the first six months of 1995 decreased by $598,940 to $1,096,180 as compared to $1,695,120 for the same period in 1994.

Due to the decreased sales order volume in areas where the Company does business, the need for subcontractor services declined during the first six months of 1995. Correspondingly, direct costs of revenue decreased to 19.9% of revenues for this time period of 1995 as compared to 22.3% for the same period in 1994. Gross profit for the six months ended June 30, 1995 was $1,435,065 or 80.1%. Operating expenses for the months of January, 1995 through June of 1995 were $1,422,875 or 79.4% of revenues as compared to $2,428,996 or 85.4% of revenues for the same six months in 1994. The reduction in operating expenses are primarily due to a sizeable decrease in personnel and the related variable payroll costs. The Company anticipates a normal seasonal rise in revenues during the third quarter of 1995 and a corresponding percentage reduction in operating costs. At the same time, the Company will make necessary cuts in operating expenses to bring them in line with projected revenues in order to offset the cumulative loss of $25,416 for the first two quarters of 1995. This compares to a net loss of $252,633 incurred in the first six months of 1994.

The Company's ratio of current assets to current liabilities at June 30, 1995 and December 31, 1994 was 57:1 and 54:1, respectively. Accordingly, the Company had a working capital deficit of $513,689 as of June 30, 1995 compared to $516,462 as of December 31, 1994.

                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None


Item 2.     Changes in Securities

            None


Item 3.     Default Upon Senior Securities

            None


Item 4.     Submission of Matters to a Vote of Security Holders

            None


Item 5.     Other Information

            None


Item 6.     Exhibits and Reports on Form 8-K

            a.  Exhibits

                None

            b.  Reports on Form 8-K

                None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      FOUR CORNERS FINANCIAL CORPORATION



Date   August 9, 1995                 By    /s/ William S. Gagliano
                                            William S. Gagliano
                                            Executive Vice President and
                                            Chief Accounting Officer