Form 10-Q
period 1995-09-30
FOUR CORNERS FINANCIAL CORP
filed 1995-11-14
CIK 230014

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 1995

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

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

                            Yes _____     No   X


                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At November 10, 1995 there were 3,338,733 of the registrant's $.04 par value common stock outstanding.

                      FOUR CORNERS FINANCIAL CORPORATION

                                     INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheets as of                               1-2
              September 30, 1995 (Unaudited) and
              December 31, 1994

             Consolidated Statements of Operations for the                   3-4
              Three Months and Nine Months Ended
              September 30, 1995 and 1994  (Unaudited)

             Consolidated Statements of Changes in                             5
              Stockholders' Investment for the Nine Months
              Ended September 30, 1995 and 1994 (Unaudited)

             Consolidated Statements of Cash Flows for the                     6
              Nine Months Ended September 30, 1995 and 1994
              (Unaudited)

             Notes to Condensed Consolidated Financial                      7-13
              Statements (Unaudited)

    Item 2.  Management's Discussion and Analysis of                       14-15
              Financial Condition and Results of Operations


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           16

         Item 2.  Changes in Securities                                       16

         Item 3.  Default Upon Senior Securities                              16

         Item 4.  Submission of Matters to a Vote of                          16
                   Security Holders

         Item 5.  Other Information                                           16

         Item 6.  Exhibits and Reports on Form 8-K                            16


SIGNATURE                                                                     17



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)


                      FOUR CORNERS FINANCIAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


                                    ASSETS

                                                     September 30,  December 31,
                                                         1995           1994
                                                     -------------  ------------
                                                      (Unaudited)
CURRENT ASSETS:
  Cash and equivalents                                $   52,898     $   28,932
  Cash - escrow deposits                                  54,846         70,633
  Accounts receivable - trade, net of
   allowance for doubtful accounts of $94,000
   $100,000 in 1995 and 1994, respectively               529,778        478,094
  Prepaid expenses                                         4,187          9,090
  Other receivables                                        6,091          1,085
  Income tax receivable                                     --            6,725
                                                      ----------     ----------
    Total current assets                                 647,800        594,559
                                                      ----------     ----------

TITLE PLANT                                              367,283        367,283
                                                      ----------     ----------

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation                                            225,262        305,358
                                                      ----------     ----------

OTHER ASSETS:
  Deposit                                                  9,257          7,246
  Cash value of life insurance                            23,061         20,070
  Intangible assets, net of accumulated
   amortization                                           15,159         20,655
                                                      ----------     ----------
                                                          47,477         47,971
                                                      ----------     ----------
                                                      $1,287,822     $1,315,171
                                                      ==========     ==========

       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


                   LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                     September 30,  December 31,
                                                         1995           1994
                                                     -------------  ------------
                                                      (Unaudited)
CURRENT LIABILITIES:
  Line-of-credit                                      $   235,000    $  235,000
  Current portion of notes payable                        172,002       240,078
  Current portion of obligations under
   capital leases                                          40,006        45,805
  Accounts payable                                        512,937       455,866
  Accounts payable - related parties                       20,000          --
  Escrow deposits                                          54,846        70,633
  Other accrued expenses                                   34,424        63,639
                                                      -----------   -----------
    Total current liabilities                           1,069,215     1,111,021
                                                      -----------   -----------
LONG-TERM LIABILITIES:
  Notes payable, net of current portion                     3,827        12,604
  Obligations under capital leases, net
   of current portion                                       5,050        33,325
  Due to officer/principal stockholder                    229,000       200,000
                                                      -----------   -----------
    Total long-term liabilities                           237,877       245,929
                                                      -----------   -----------
    Total liabilities                                   1,307,092     1,356,950
                                                      -----------   -----------
STOCKHOLDERS' INVESTMENT:
  Common stock, $.04 par value, 15,000,000
   shares authorized, 3,338,802 issued and
   outstanding in 1995 and 1994                           133,752       133,752
  Additional paid-in-capital                              835,402       835,402
  Accumulated deficit                                  (  982,799)   (1,005,308)
                                                      -----------   -----------
                                                          (13,645)      (36,154)

Less:  Treasury stock at cost                              (5,625)       (5,625)
                                                      -----------   -----------
  Total stockholders' investment                          (19,270)      (41,779)
                                                      -----------   -----------
                                                      $ 1,287,822   $ 1,315,171
                                                      ===========   ===========

       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                                     1995              1994
                                                 -------------     -------------
                                                  (Unaudited)       (Unaudited)
REVENUE:

  Title insurance premiums                        $   399,379       $   451,078
  Abstract and appraisal fees                         599,672           654,942
                                                  -----------       -----------
                                                      999,051         1,106,020
                                                  -----------       -----------

DIRECT COSTS OF REVENUE:

  Title insurance                                    (116,046)         (128,527)
  Abstract and appraisal services                     (73,818)         (106,752)
                                                  -----------       -----------
                                                     (189,864)         (235,279)
                                                  -----------       -----------
    Gross profit                                      809,187           870,741


OPERATING EXPENSES:                                  (742,760)       (  928,630)
                                                  -----------       -----------
  Income/(loss) from operations                        66,427           (57,889)
                                                  -----------       -----------

INTEREST, NET:                                        (18,502)          (16,121)
                                                  -----------       -----------

NET INCOME/(LOSS)                                   $  47,925        $ ( 74,010)
                                                  ===========       ===========


NET INCOME/(LOSS) PER SHARE                         $     .01        $     (.02)
                                                  ===========       ===========


       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                                     1995              1994
                                                 -------------     -------------
                                                  (Unaudited)       (Unaudited)
REVENUE:

  Title insurance premiums                         $1,095,945        $1,598,771
  Abstract and appraisal fees                       1,695,853         2,350,062
                                                   ----------        ----------
                                                    2,791,798         3,948,833
                                                   ----------        ----------

DIRECT COSTS OF REVENUE:

  Title insurance                                    (208,108)         (430,015)
  Abstract and appraisal services                    (339,437)         (438,054)
                                                   ----------        ----------
                                                     (547,545)         (868,069)
                                                   ----------        ----------
    Gross profit                                    2,244,253         3,080,764


OPERATING EXPENSES:                                (2,165,635)       (3,357,627)
                                                   ----------        ----------
  Income/(loss) from operations                        78,618          (276,863)
                                                   ----------        ----------

INTEREST, NET:                                        (56,109)          (49,780)
                                                   ----------        ----------
NET INCOME/(LOSS)                                  $   22,509        $ (326,643)
                                                   ==========        ==========


NET INCOME/(LOSS) PER SHARE                        $      .01        $     (.10)
                                                   ==========        ==========


       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994



                                   --- Common Stock ---        Additional                                                Total
                                                                Paid-in-         Accumulated         Treasury        Stockholders'
                                   Shares        Amount          Capital           Deficit            Stock           Investment
                                   ------        ------        ----------        -----------         --------        -------------
BALANCE, December 31, 1993        3,343,802    $ 133,752       $ 835,402         $  (536,278)        $  (5,625)      $  427,251

 Net loss for the nine months
 ended September 30, 1994
 (Unaudited)                             --           --              --            (362,643)               --         (326,643)
                                  ---------    ---------       ---------         -----------        ----------       ----------
BALANCE, September 30, 1994
 (Unaudited)                      3,343,802    $ 133,752       $ 835,402         $  (862,921)       $   (5,625)      $  100,608
                                  =========    =========       =========         ===========        ==========       ==========

BALANCE, December 31, 1994        3,343,802    $ 133,752       $ 835,402         $(1,005,308)       $   (5,625)      $  (41,779)

 Net profit for the nine months
 ended September 30, 1995
 (Unaudited)                             --           --              --              22,509               --            22,509
                                  ---------    ---------       ---------         -----------        ----------       ----------
BALANCE, September 30, 1995
 (Unaudited)                      3,343,802    $ 133,752       $ 835,402         $  (982,799)       $   (5,625)      $  (19,270)
                                  =========    =========       =========         ===========        ==========       ==========

       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                                     1995              1994
                                                  (Unaudited)       (Unaudited)
                                                 -------------     -------------
CASH FLOW OPERATING ACTIVITIES:
   Net income/(loss)                              $   22,509        $ (326,643)
   Adjustments to reconcile net loss to
    net cash flow from operating activities:
   Depreciation and amortization                      79,541            93,507
   Decrease/(increase) in accounts receivable        (51,684)          174,049
   Decrease in other current assets                    6,622             6,379
   Increase in accounts payable                       77,071           136,857
   Decrease in other current liabilities             (29,215)          (55,244)
                                                  ----------        ----------
     Net cash flow from operating activities         104,844            28,905
                                                  ----------        ----------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of property and equipment,
    net of disposals                                   6,051           (51,283)
   Investment in cash value of life insurance         (2,991)          (18,465)
   Increase in title plant                              ---            (28,784)
   Decrease/(increase) in deposit                     (2,011)              926
                                                  ----------        ----------
     Net cash flow from investing activities           1,049           (97,606)
                                                  ----------        ----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Decrease in notes payable, net                    (47,853)          (79,827)
   Decrease in obligations under
    capital leases, net                              (34,074)          (12,623)
   Increase in line-of-credit                           ---             95,000
                                                  ----------        ----------
     Net cash flow from financing activities         (81,927)            2,550
                                                  ----------        ----------

NET (DECREASE)INCREASE IN CASH AND EQUIVALENTS:       23,966           (66,151)


CASH AND EQUIVALENTS - beginning of period            28,932            99,652
                                                  ----------        ----------
CASH AND EQUIVALENTS - end of period              $   52,898        $   33,501
                                                  ==========        ==========

       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1995 AND 1994

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

    There were no material temporary differences at December 31, 1994 or at September 30, 1995. Therefore, no deferred taxes have been provided.

    At December 31, 1994, the Company has available a net operating loss carry-forward of approximately $388,000, which begins to expire in 2002. The Company has recorded a valuation allowance equal to the deferred tax asset related to the carryforward.


(6) Escrow Deposits

    As a service to its customers, FCAC administers escrow deposits representing undisbursed amounts received for settlements of mortgage loans or property sales and indemnities against specific title risks. These funds, totalling $54,846 and $70,633 at September 30, 1995 and December 31, 1994,
    respectively,  are recorded as both a current asset and a current liability in the accompanying consolidated balance sheets.

(7) Notes Payable and Obligations Under Capital Leases

    Notes Payable -

    Notes payable consisted of the following:

                                                   September 30,    December 31,
                                                       1995            1994
                                                   -------------    ------------
    Note payable to Marine Midland Bank,
    due in monthly installments of
    $8,333 plus interest at the prime
    rate plus 3/4%, maturing in April,
    1997. This noteis guaranteed by
    the officers/stock-holders of the
    Company, and is collateralized by
    substantially all of the Company's
    assets.                                          $  150,000      $  225,000

    Various notes payable in aggregate
    monthly installments of $1,391
    including interest at rates ranging
    from 8% to 9%.  These notes mature
    through June, 1997 and are
    collateralized by the related
    equipment.                                           25,829          27,682
                                                     ----------      ----------
                                                        175,829         252,682

    Less:  Current Portion                             (172,002)       (240,078)
                                                     ----------      ----------
                                                     $    3,827      $   12,604
                                                     ==========      ==========
    Obligations Under Capital Leases:

    The Company has entered into several capital lease agreements for equipment. These obligations consist of the following:

                                                    September 30,   December 31,
                                                        1995            1994
                                                    -------------   ------------
    Various leases payable in aggregate
    monthly  installments  of $4,257
    including interest  at rates
    ranging  from 8.4% to 13.2%.  These
    leases  mature  through January,
    1997 and are collateralized by the
    equipment.                                       $   45,056      $   79,130


    Less:  Current Portion                              (40,006)        (45,805)
                                                     ----------      ----------
                                                     $    5,050      $   33,325
                                                     ==========      ==========

(8) Lines-of-Credit

    The Company may borrow up to $250,000 under the terms of a line-of-credit agreement with a bank. This line-of-credit is renewable annually. Amounts borrowed bear interest at the bank's prime rate plus 1/2% and are collateralized by substantially all assets of the Company. At September 30, 1995 and December 31, 1994, there was $235,000 outstanding on this line.

    The Company may also borrow up to $100,000 under the terms of an unsecured line-of-credit with another bank. Amounts borrowed bear interest at the bank's prime rate plus 1%. Borrowings under this line-of-credit are personally guaranteed by the Company's principal officer/stockholder. At September 30, 1995 and December 31, 1994, there were no borrowings on this line-of-credit.


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

    At September 30, 1995 and December 31, 1994, there were 271,000 options outstanding under the 1992 and 1988 Plans.

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

     At September 30, 1995 and December 31, 1994, the amounts outstanding on this debt was $229,000 and $200,000, respectively.

     Office Lease Commitment -

     The Company leases its Rochester facility from a party related through common management. The Company has a five year lease agreement through June 30, 2000 at an annual rental of $68,000. Rent and common area charges were approximately $58,372, $213,000 and $263,000 in 1994, 1993 and
     1992, respectively. During 1994, total unpaid rent of $109,000 was forgiven by the related party. This amount has been reflected as an extraordinary item, net of income taxes, of $44,000. The Company owed approximately $20,000 for unpaid rent at September 30, 1995.

     Significant Customer -

     In 1994, 1993 and 1992, 4%, 4% and 3%, respectively, of revenue was derived from a related party.


(11) Lease Commitments

     FCAC leases other office facilities under lease agreements expiring through March, 1998.

     Minimum lease payments under non-cancelable lease agreements are as follows at December 31, 1994:

              1995. . . . . . . . . . . . . . . . . . . . .   119,501
              1996. . . . . . . . . . . . . . . . . . . . .   107,668
              1997. . . . . . . . . . . . . . . . . . . . .    54,668
              1998. . . . . . . . . . . . . . . . . . . . .    40,062
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

During the first nine months of 1995, cash reserves of $28,932 and cash flow from operating activities of $104,844 were sufficient to fund the Company's net asset investments of $1,049 and a negative cash flow from debt financing activities of $81,927.

Cash Flow from Operations: The Company had positive cash flow from operating activities through the first three quarters of 1995 of $104,844 compared to $28,905 for the same period in 1994. Despite the decrease in operating cash flow arising from a redction in accounts receivable of $51,684, total positive operating cash flows were primarily attributable to the net profit of $22,509 and an increase in accounts payable of $77,071.

Cash Flow from Investing Activities: The only capital expenditures incurred by the Company during the first nine months of 1995 related to capital improvements for the Rochester corporate office building. The Company made no title plant investment for the third consecutive quarter in 1995, whereas a total of $28,784 was contributed to this cause for the previous calendar year through September, 1994. In addition, the Company continued to make an investment in a Keyman life insurance policy with a cash surrender value of $23,061 as of the end of the third quarter. At September, 30, 1995, the Company had no material purchase commitments.

Cash Flow from Financing Activities: Primary cash flows from financing activities relate to changes in financing under lines-of-credit, notes payable and advances made by principal stockholders. To support operations during the first three quarters of 1995, the Company increased borrowings from its principal officer/stockholder by $29,000. This funding, along with the cash flow generated from operating activities, was adequate to support the reduction of notes payable and capital lease obligations of $47,853 and $34,074, respectively.

The Company expects that the cash flow generated from operations and bank lines-of-credit currently available will be adequate to meet its working capital and capital expenditure needs for the remainder of 1995.

Results of Operations

Total revenues for the first nine months of 1995 were $2,791,798 as compared to $3,948,833 for the same nine months of 1994. This decrease of $1,157,035 or 29% resulted from decreased sales order volume especially in the home equity market. The revenues generated from title insurance premiums decreased by 31% to $1,095,945 as compared to $1,598,771 for the first three quarters of the 1994 calendar year. In addition to this significant decrease attributable to title operations, revenues from abstract and appraisal fees during the first nine months of 1995 decreased by $654,209 to $1,695,853 as compared to $2,350,062 for the same period in 1994.

Due to the decreased sales order volume in areas where the Company does business, the need for subcontractor services declined during the first nine months of 1995. Correspondingly, direct costs of revenue decreased to 19.6% of revenues for this time period of 1995 as compared to 22.0% for the same period in 1994. Gross profit for the nine months ended September 30, 1995 was $2,244,253 or 80.4%. Operating expenses for the months of January, 1995 through September of 1995 were $2,165,635 or 77.6% of revenues as compared to $3,357,627 or 85.0% of revenues for the same six months in 1994. The reduction in operating expenses is primarily due to a sizeable decrease in personnel and the related variable payroll costs. The Company anticipates a slight reduction in revenues during the fourth quarter of 1995 and a corresponding percentage reduction in operating costs. At the same time, the Company will make necessary cuts in operating expenses to bring them in line with projected revenues in order to increase the existing profit of $22,509 incurred through the first three quarters of 1995. This compares to a net loss of $326,643 for the same time period in 1994.

The Company's ratio of current assets to current liabilities at September 30, 1995 and December 31, 1994 was 61:1 and 54:1, respectively. Accordingly, the Company had a working capital deficit of $421,415 as of September 30, 1995 compared to $516,462 as of December 31, 1994.

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



                      FOUR CORNERS FINANCIAL CORPORATION



Date    November 13, 1995             By      /s/ William S. Gagliano
     ---------------------------        ----------------------------------------
                                              William S. Gagliano
                                              Executive Vice President and
                                              Chief Accounting Officer