Form 10-Q
period 1996-03-31
FOUR CORNERS FINANCIAL CORP
filed 1996-05-15
CIK 230014

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
- -----    Exchange Act of 1934

For the quarterly period ended March 31, 1996

         Transition report pursuant to Section 13 or 15(d) of the Securities
- -----    Exchange Act of 1934

For the transition period from _______________ to ________________

Commission File Number       0-8628


            FOUR CORNERS FINANCIAL CORPORATION (as of April 12, 1988)
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                          22-2044086
- --------------------------------------------------------------------------------
(State or other Jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                   370 East Avenue, Rochester, New York 14604
- --------------------------------------------------------------------------------
               (Address of principal executive offices - Zip Code)

                                 (716) 454-2263
- --------------------------------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes        No   X
                                     -----     -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At May 10, 1996 there were 3,338,802 of the registrant's $.04 par value common stock outstanding.

                       FOUR CORNERS FINANCIAL CORPORATION

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I       FINANCIAL INFORMATION

             Item 1.  Financial Statements (Unaudited)

                      Consolidated Balance Sheets as of                     1-2
                       March 31, 1996 (Unaudited) and
                       December 31, 1995

                      Consolidated Statements of Operations for the           3
                       Three Months Ended March 31, 1996 and 1995
                       (Unaudited)

                      Consolidated Statements of Changes in                   4
                       Stockholders' Investment for the Three Months
                       Ended March 31, 1996 and 1995 (Unaudited)

                      Consolidated Statements of Cash Flows for the           5
                       Three Months Ended March 31, 1996 and 1995
                       (Unaudited)

                      Notes to Condensed Consolidated Financial            6-12
                       Statements (Unaudited)

             Item 2.  Management's Discussion and Analysis of             13-14
                       Financial Condition and Results of Operations


PART II      OTHER INFORMATION

             Item 1.  Legal Proceedings                                      15

             Item 2.  Changes in Securities                                  15

             Item 3.  Default Upon Senior Securities                         15

             Item 4.  Submission of Matters to a Vote of                     15
                          Security Holders

             Item 5.  Other Information                                      15

             Item 6.  Exhibits and Reports on Form 8-K                       15


SIGNATURE                                                                    16

PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements (Unaudited)



                       FOUR CORNERS FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1996 AND DECEMBER 31, 1995


                                     ASSETS


                                                         March 31,  December 31,
                                                           1996         1995
                                                         ----------  ----------
                                                        (Unaudited)
CURRENT ASSETS:
         Cash and equivalents                            $   24,722   $   62,791
         Cash - escrow deposits                              91,237       90,403
         Accounts receivable - trade, net of
          allowance for doubtful accounts of $84,000
          in 1996 and 1995, respectively                    488,178      464,288
         Prepaid expenses                                     5,719       13,316
         Other receivables                                    3,290          893
         Current portion of note receivable                   2,500        2,500
         Income tax receivable                                 --           --
                                                         ----------   ----------
                  Total current assets                      615,646      634,191
                                                         ----------   ----------

TITLE PLANT                                                 367,283      367,283
                                                         ----------   ----------

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation                                               178,138      195,940
                                                         ----------   ----------

OTHER ASSETS:
         Note receivable, net of current portion             10,000       10,000
         Cash value of life insurance                        17,616       17,616
         Other assets                                        15,256       15,256
                                                         ----------   ----------
                                                             42,872       42,872
                                                         ----------   ----------
                                                         $1,203,939   $1,240,286
                                                         ==========   ==========



        The accompanying notes are an integral part of these statements.

                       FOUR CORNERS FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1996 AND DECEMBER 31, 1995


                    LIABILITIES AND STOCKHOLDERS' INVESTMENT


                                                      March 31,     December 31,
                                                        1996           1995
                                                     -----------    -----------
                                                     (Unaudited)
CURRENT LIABILITIES:
         Line-of-credit                              $    35,000    $    35,000
         Current portion of notes payable                101,995        104,961
         Current portion of obligations under
          capital leases                                  22,394         32,738
         Notes payable to officers/principal
          stockholders                                    23,000         27,500
         Accounts payable                                453,662        393,179
         Accounts payable - related parties               20,000         20,000
         Escrow deposits                                  91,237         90,403
         Accrued income taxes                              1,500          1,500
         Other accrued expenses                           31,578         50,886
                                                     -----------    -----------

                  Total current liabilities              780,366        756,167
                                                     -----------    -----------

LONG-TERM LIABILITIES:
         Notes payable, net of current portion           203,888        227,924
         Obligations under capital leases, net
          of current portion                                --              590
         Due to officer/principal stockholder            200,000        200,000
                                                     -----------    -----------

                  Total long-term liabilities            403,888        428,514
                                                     -----------    -----------

                  Total liabilities                    1,184,254      1,184,681
                                                     -----------    -----------


STOCKHOLDERS' INVESTMENT:
         Common stock, $.04 par value, 15,000,000
          shares authorized, 3,343,802 issued and
          3,338,802 outstanding in 1996 and 1995         133,752        133,752
         Additional paid-in-capital                      835,402        835,402
         Accumulated deficit                            (943,844)      (907,924)
                                                     -----------    -----------

                                                          25,310         61,230

         Less:  Treasury stock at cost                    (5,625)        (5,625)
                                                     -----------    -----------

                  Total stockholders' investment          19,685         55,605
                                                     -----------    -----------

                                                     $ 1,203,939    $ 1,240,286
                                                     ===========    ===========

        The accompanying notes are an integral part of these statements.

                       FOUR CORNERS FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995




                                                          1996           1995
                                                       -----------   -----------
                                                       (Unaudited)   (Unaudited)
REVENUE:

         Title insurance premiums                      $ 340,293      $ 348,460
         Abstract and appraisal fees                     548,441        491,283
                                                       ---------      ---------
                                                         888,734        839,743
                                                       ---------      ---------

DIRECT COSTS OF REVENUE:

         Title insurance                                (116,128)      (114,303)
         Abstract and appraisal services                 (85,993)       (58,150)
                                                       ---------      ---------
                                                        (202,121)      (172,453)
                                                       ---------      ---------
                  Gross profit                           686,613        667,290



OPERATING EXPENSES:                                     (707,159)      (743,854)
                                                       ---------      ---------
         Loss from operations                            (20,546)       (76,564)
                                                       ---------      ---------

INTEREST, NET:                                           (15,374)       (18,503)
                                                       ---------      ---------
NET LOSS                                               $ (35,920)     $ (95,067)
                                                       =========      =========
NET LOSS PER SHARE                                     $    (.01)     $    (.03)
                                                       =========      =========



        The accompanying notes are an integral part of these statements.

                       FOUR CORNERS FINANCIAL CORPORATION

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                 ----- Common Stock -----    Additional                                   Total
                                                                              Paid-in-    Accumulated      Treasury    Stockholders'
                                                  Shares        Amount        Capital       Deficit         Stock       Investment
                                                -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, December 31, 1994                        3,343,802   $   133,752   $   835,402   $(1,005,308)   $    (5,625)   $   (41,779)

         Net loss for the three months ended
          March 31, 1995 (Unaudited)                   --            --            --         (95,067)          --          (95,067)
                                                -----------   -----------   -----------   -----------    -----------    -----------


BALANCE, March 31, 1995 (Unaudited)               3,343,802   $   133,752   $   835,402   $(1,100,375)   $    (5,625)   $  (136,846)
                                                ===========   ===========   ===========   ===========    ===========    ===========


BALANCE, December 31, 1995                        3,343,802   $   133,752   $   835,402   $  (907,924)   $    (5,625)   $    55,605

         Net loss for the three months ended
          March 31, 1996 (Unaudited)                   --            --            --         (35,920)          --          (35,920)
                                                -----------   -----------   -----------   -----------    -----------    -----------



BALANCE, March 31, 1996 (Unaudited)               3,343,802   $  133,752   $   835,402   $  (943,844)   $    (5,625)   $    19,685
                                                ===========   ===========   ===========   ===========    ===========    ===========


        The accompanying notes are an integral part of these statements.

                       FOUR CORNERS FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                             1996       1995
                                                         ----------- -----------
                                                         (Unaudited) (Unaudited)
CASH FLOW OPERATING ACTIVITIES:
   Net loss                                               $(35,920)    $(95,067)
   Adjustments to reconcile net loss to
    net cash flow from operating activities:
   Depreciation and amortization                            21,131       27,475
   Decrease/(increase) in accounts receivable              (23,890)       3,926
   Decrease in other current assets                          5,200        1,821
   Increase in accounts payable                             60,483       72,282
   Increase/(decrease) in other current liabs.             (19,314)      23,142
                                                          --------     --------
         Net cash flow from operating activities             7,690       33,579
                                                          --------     --------


CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of property and equipment,
    net of disposals                                        (3,323)        --
   Investment in cash value of life insurance                 --         (2,456)
                                                          --------     --------
         Net cash flow from investing activities            (3,323)      (2,456)
                                                          --------     --------


CASH FLOW FROM FINANCING ACTIVITIES:
   Decrease in notes payable, net                          (27,002)     (26,698)
   Decrease in obligations under
    capital leases, net                                    (10,934)     (11,480)
   Increase in line-of-credit                                 --           --
   Increase/(decrease) in amount due to
    officer/principal stockholder                           (4,500)      15,000

                                                          --------     --------
         Net cash flow from financing activities           (42,436)     (23,178)
                                                          --------     --------


NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS:           (38,069)       7,945

CASH AND EQUIVALENTS - beginning of period                  62,791       28,932
                                                          --------     --------
CASH AND EQUIVALENTS - end of period                      $ 24,722     $ 36,877
                                                          ========     ========



        The accompanying notes are an integral part of these statements.

                       FOUR CORNERS FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1996 AND 1995

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

     Intangible Assets -

     Intangible assets consist of goodwill and covenants not-to-compete resulting from the 1987 acquisition of the Albany branch, the 1989 acquisition of Livingston Abstract Corporation, the 1990 acquisition of Picciano Abstract Company, Inc. and the 1991 acquisition of Proper Appraisal Specialists, Inc. These assets were fully amortized during 1995.

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

     The Company also performs title abstract research and provides appraisals on real properties under an exclusive arrangement with a local appraisal company. Abstract and appraisal revenue is recognized as earned. Direct costs of abstract and appraisal revenue reflects the cost of work performed by subcontractors in geographical areas where the Company does not maintain an office, among other direct costs.


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

     There were no material temporary differences at December 31, 1995 or at March 31, 1996. Therefore, no deferred taxes have been provided.

     At December 31, 1995, the Company has available a net operating loss carry-forward of approximately $360,000, which begins to expire in 2002. The Company has recorded a valuation allowance equal to the deferred tax asset related to the carryforward.


(6)  Escrow Deposits

     As a service to its customers, FCAC administers escrow deposits representing undisbursed amounts received for settlements of mortgage loans or property sales and indemnities against specific title risks. These funds, totalling $91,237 and $90,403 at March 31, 1996 and December 31, 1995, respectively, are recorded as both a current asset and a current liability in the accompanying consolidated balance sheets.

(7)  Notes Payable and Obligations Under Capital Leases

     Notes Payable -

     On December 13, 1995, the amount outstanding on the note payable to a bank, $133,333, and $185,000 of the amount borrowed under its line-of-credit agreement were refinanced with the same bank. The note payable and line-of-credit have been classified in accordance with the new agreement as of December 31, 1994. The note payable to the bank requires the company to meet certain financial covenants at December 31, 1995 as follows:

     a.   Working capital deficit of $140,000.
     b.   Current ratio of .85 to 1
     c.   Minimum tangible net worth of $250,000
     d.   Total liabilities to tangible net worth of not more than 3.9 to 1.
     e.   Debt service ratio of not less than 1.75 to 1.

     These ratios are adjusted on a quarterly or semi-annual basis during 1996 and thereafter. The agreement also limits the Company's ability to make acquisitions, pay dividends and make capital expenditures, and requires the Company to submit certain financial information. At December 31, 1995, and March 31, 1996, the Company was in compliance with all covenants.

     Notes payable consisted of the following:

                                                        March 31,   December 31,
                                                          1996          1995
                                                       ----------   ----------
     Note payable to Marine Midland Bank, due in
     monthly installments of $7,674 through
     October, 1997 and $6,230 through October,
     1999 plus interest at the bank's prime rate
     plus 1.25%. This note is guaranteed by the
     officers/stockholders of the Company and is
     collateralized by substantially all of the
     Company's assets.                                 $  295,311   $  318,333

     Various notes payable in aggregate monthly
     installments of $1,391 including interest at
     rates ranging from 8% to 9%. These notes
     mature through June, 1997 and are
     collateralized by the related equipment.              10,572       14,552
                                                       ----------   ----------
                                                          305,883      332,885

     Less:  Current Portion                              (101,995)    (104,961)
                                                       ----------   ----------
                                                       $  203,888   $  227,924
                                                       ==========   ==========

     Obligations Under Capital Leases:

     The Company has entered into several capital lease agreements for equipment. These obligations consist of the following:

                                                        March 31,   December 31,
                                                          1996          1995
                                                       ----------   ----------
     Various leases payable in aggregate monthly
     installments of $4,257 including interest at
     rates ranging from 8.4% to 13.1%. These
     leases mature through January, 1997 and are
     collateralized by the equipment.                  $   22,394   $   33,328

     Less:  Current Portion                               (22,394)     (32,738)
                                                       ----------   ----------
                                                       $      ---   $      590
                                                       ==========   ==========


(8)  Lines-of-Credit

     The Company may borrow up to $50,000 under the terms of a new line-of-credit agreement with a bank. This line-of-credit is renewable annually. Amounts borrowed bear interest at the bank's prime interest rate plus 1% and are collateralized by substantially all assets of the Company and are guaranteed by the officers/stockholders of the Company. On December 13, 1995 $185,000 of the amount borrowed under this line-of-credit was refinanced as part of the note payable to the same bank. At December 31, 1995 and March 31, 1996, there was $35,000 outstanding under this line-of-credit.

     The Company may also borrow up to $100,000 under the terms of an unsecured line-of-credit with another bank. Amounts borrowed bear interest at the bank's prime rate plus 1%. Borrowings under this line-of-credit are personally guaranteed by the Company's principal officer/stockholder. At March 31, 1995 and December 31, 1995, there were no borrowings on this line-of-credit.

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

     At March 31, 1996 and December 31, 1995, there were 271,000 options outstanding under the 1992 and 1988 Plans.



(10) Related Party Transactions

     Due to Officers/Principal Stockholders -

     During 1995, 1994, and 1993, one of the Company's principal officers/ stockholders made advances to the Company. These advances bear interest at the prime rate plus 3% and repayment is subordinated to the amounts outstanding under all other bank debt agreements. The principal officer/stockholder has agreed not to require payment of this amount through January, 1997.

     At March 31, 1996 and December 31, 1995, the amount outstanding on this debt was $200,000.

     During 1995, certain of the Company's officers/principal stockholders advanced $29,000 to the company in the form of non-interest bearing notes. These notes have no formal repayment terms. However, it is anticipated that these notes will be fully paid during 1996.

     Office Lease Commitment -

     The Company leases its Rochester facility from a party related through common management. The Company has a five year lease agreement through June 30, 2000 at an annual rental of $72,000. Rent and common area charges were approximately $72,000, $58,000 and $213,000 in 1995, 1994 and 1993,
     respectively. The Company owed approximately $20,000 for unpaid rent at March 31, 1996 and December 31, 1995. During 1994, total unpaid rent of $109,000 was forgiven by the related party. This amount has been reflected as an extraordinary item, net of income taxes, of $44,000.

     Significant Customer -

     In 1995, 1994 and 1993, 4% of revenue was derived from a related party.


(11) Lease Commitments

     FCAC leases other office facilities under lease agreements expiring through March, 1998.

     Minimum lease payments under non-cancelable lease agreements are as follows at December 31, 1995:

               1996........................................   103,479
               1997........................................    62,980
               1998........................................    53,895
               1999........................................     9,368
               2000........................................       781
                                                             --------

                                                             $230,503
                                                             ========

     Rent expense related to these operating leases was approximately $124,000, $135,000 and $127,000 for the years ended December 31, 1995, 1994 and 1993, respectively.


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

During the first three months of 1996, cash reserves of $62,791 and cash flow from operating activities of $7,690 were sufficient to fund the Company's net asset investments of $3,323 and a negative cash flow from debt financing activities of $42,436.

Cash Flow from Operations: The Company had positive cash flow from operating activities through the first three months of 1996 of $7,690 compared to $33,579 for the same period in 1995. The decrease in total operating cash flow was primarily due to an increase in accounts receivable of $27,816 and a net loss of $35,920.

Cash Flow from Investing Activities: The only capital expenditures incurred by the Company during the first three months of 1996 related to capital improvements for the Rochester corporate office building. The Company made no title plant investment in 1995 or 1996. In addition, the Company maintains an investment in a Keyman life insurance policy with a cash surrender value of $17,616 as of the end of the first quarter. At March, 31, 1996, the Company had no material purchase commitments.

Cash Flow from Financing Activities: Primary cash flows from financing activities relate to changes in financing under lines-of-credit, notes payable and advances made by principal stockholders. Despite the effort to support the ongoing operations during the first quarter of 1996, the Company was able to repay a portion of its borrowings from its principal officer/stockholder by $4,500. Additional borrowings of $15,000 were required during the same period in 1995. This negative cash flow was adequately funded through positive operating cash flows and the cash reserve available at the beginning of 1996.

The Company expects that the cash flow generated from operations and bank lines-of-credit currently available will be adequate to meet its working capital and capital expenditure needs for the remainder of 1996.

Results of Operations


Total revenues for the first three months of 1996 were $888,734 as compared to $839,743 for the same three month period of 1995. This increase of $48,991 or 6% resulted from a slight increase in sales order volume resulting from stronger economic conditions. The revenues generated from title insurance premiums decreased by 2% to $340,293 as compared to $348,460 for the first quarter of the 1995 calendar year. Despite this slight decrease associated with title operations, revenues from abstract and appraisal fees during the first three months of 1996 increased by $57,158 to $548,441 as compared to $491,283 for the same period in 1995.

Due to the increased sales order volume in areas where the Company does business, as well as a reduction in internal staffing the need for subcontractor services escalated during the first three months of 1996. Correspondingly, direct costs of revenue increased to 22.7% of revenues for this time period of 1995 as compared to 20.5% for the same period in 1995. Gross profit for the quarter ended March 31, 1996 was $686,613 or 77.3%. Operating expenses for the months of January, 1996 through March of 1996 were $707,159 or 79.6% of revenues as compared to $743,854 or 88.6% of revenues for the same three months in 1995. The reduction in operating expenses is primarily due to a sizeable decrease in personnel and the related variable payroll costs. The Company anticipates an increase in revenues during the remaining quarters of 1996 and a corresponding percentage reduction in operating costs sufficient to offset the net loss incurred during the first quarter of 1996 of $35,920 and to return the company to increased profitability by year end 1996. The $35,920 net loss in the first quarter 1996 is the lowest loss since 1989 for the company and is compared to a net loss of $95,067 incurred for the same period in 1995.

The Company's ratio of current assets to current liabilities at March 31, 1996 and December 31, 1995 was 79:1 and 84:1, respectively. Accordingly, the Company had a working capital deficit of $164,714 as of March 31, 1995 compared to $121,976 as of December 31, 1995.

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




                       FOUR CORNERS FINANCIAL CORPORATION



Date      May 14, 1996                  By /s/William S. Gagliano
     ---------------------------           -------------------------------------
                                              William S. Gagliano
                                              Executive Vice President and
                                              Chief Accounting Officer