Form 10-K
period 1994-12-31
FOUR CORNERS FINANCIAL CORP
filed 1996-07-03
CIK 230014

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1994 or

[   ]  Transition report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from __________________ to
_________________________

Commission file number 0-8628


                       FOUR CORNERS FINANCIAL CORPORATION
                       ----------------------------------
             (Exact Name of Registrant as specified in its charter)


           Delaware                                 22-2044086
- -------------------------------                  -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)


370 East Avenue, Rochester, New York                            14604
- --------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:      (716) 454-2263

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.04 par value
- --------------------------------------------------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES                  NO  X

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and to the best of registrant's knowledge, will not be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 31, 1994, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $32,870.

As of December 31, 1994, the number of shares outstanding of the registrant's common stock was 3,338,802.

Documents Incorporated By Reference

None.

                                TABLE OF CONTENTS



PART I                                                                 PAGE

Item 1:   Business                                                        4
Item 2:   Properties                                                     15
Item 3:   Legal Proceedings                                              15
Item 4:   Submission of Matters to a Vote of Security Holders            15
          Executive Officers of Registrant                               15


PART II

Item 5:   Market for Registrant's Common Equity and Related              17
          Security Holder Matters
Item 6:   Selected Financial Data                                        18
Item 7:   Management's Discussion and Analysis of Financial              19
          Condition and Results of Operations
Item 8:   Financial Statements and Supplementary Data                    25
Item 9:   Changes in and Disagreements with Accountants on               25
          Accounting and Financial Disclosure


Part III

Item 10:  Directors and Executive Officers of Registrant                 26
Item 11:  Executive Compensation                                         27
Item 12:  Security Ownership of Certain Beneficial Owners                28
          and Management
Item 13:  Certain Relationships and Related Transactions                 29


PART IV

Item 14:  Exhibits, Financial Statement Schedules, and                   31
          Reports on Form 8-K

                                     PART I

Item 1.   Business

     Four Corners Financial Corporation is a Delaware corporation formed under the name American Management Educational Corporation ("Educational Corp.") in 1974. In 1981 Educational Corp. changed its name to American Management Energy Corporation ("AMEC") and commenced a limited oil and gas operation. Subsequently, it discontinued the educational financial management consulting and security investigation business which it had been conducting as well as the oil and gas operation. Thus, AMEC was inactive and without employees from 1983 until May 12, 1987.

     On that date, AMEC sold to a former principal stockholder all of its assets, consisting of certain oil and gas leases valued at approximately $40,000 in consideration of his assumption of all of the liabilities of AMEC and his agreement to indemnify AMEC against specified claims.

     On May 14, 1987, control of AMEC was transferred to Frank B. Iacovangelo and Bernard J. Iacovangelo through the acquisition of shares from certain stockholders.

     On April 12, 1988, AMEC acquired all of the issued and outstanding stock of Four Corners Abstract Corporation ("Abstract") which was then owned by Frank B. Iacovangelo and Bernard J. Iacovangelo and their affiliates, in exchange for 9,293,100 shares of AMEC. Abstract was formed in 1980 and has conducted operations since that date. At the time of the acquisition of Abstract, AMEC changed its name to Four Corners Financial Corporation ("FCFC"). Messrs. Iacovangelo are also officers, directors and principal stockholders of FCFC. Since that time, the main source of FCFC's business has been conducted through Abstract which remains a wholly owned subsidiary of FCFC.

     On October 17, 1988, FCFC acquired a controlling interest in Mid-State Abstract Corporation ("Mid-State") for $95,000. In January 1989, FCFC made an exchange offer to acquire the remaining shares of Mid-State, resulting in FCFC owning approximately 84% of the outstanding voting shares being held by parties not affiliated with FCFC. In February, 1991, Mid-State merged into Abstract and all outstanding shares of Mid-State were changed and converted into shares of FCFC Common Stock.

     In January, 1989, FCFC acquired all of the outstanding shares of Livingston Abstract Corporation ("Livingston") in Geneseo, New York for a purchase price of $8,000, the assumption and agreement to pay the balance of three notes aggregating $17,985, and the issuance (at a later date) of 20,000 shares of the Company's Common Stock and commenced operations at the location at that time.

     In January, 1990, FCFC acquired all of the outstanding shares of Picciano Abstract Company, Inc. ("Picciano") of Binghamton, New York for a purchase price of $15,000 and the issuance of 20,000 shares of the Company's Common Stock and commenced operations at that location at that time.

     On July 1, 1990, Livingston and Picciano merged into Abstract.

     On December 23, 1991, the Company acquired all of the outstanding shares of Proper Appraisal Specialists, Inc. ("Proper Appraisal") of Buffalo, New York for a purchase price of $10,000 and the issuance of 90,000 shares of the Company's Common Stock and commenced operations at that location at that time.

     In May, 1992, the Company opened a branch office in Goshen, New York (Orange County) to service the Hudson Valley area.

     In February, 1993, the Company closed its Geneseo Office and consolidated those operations with its Rochester location. The Company also consolidated its Cheektowaga Appraisal office with its branch in downtown Buffalo, New York in December, 1993.

     In September, 1994, the Company relocated its Goshen office to Newburgh, New York.

     Four Corners Financial Corporation and its subsidiaries, Four Corners Abstract Corporation ("Abstract") and Proper Appraisal, provide services and products that are utilized in substantially all commercial and residential real estate transactions. As used herein, "Company" includes Four Corners Financial Corporation, Abstract and Proper Appraisal unless the context otherwise requires.

     These services and products are offered through offices in Buffalo, Rochester, Newburgh, Syracuse, Utica, Lockport, Binghamton and Albany, all located in central and western New York and through subcontractors in other areas of New York State.

Services and Products

     The Company's services and products include real estate title and other public record searching, the preparation of abstracts of title and the issuance of title insurance as agent for certain national underwriting companies. Other services and products include real estate appraisals, abstract storage and escrow services. All of the Company's services and products may be required in connection with the mortgaging, sale or purchase of commercial or residential real property. Substantially all of the Company's revenues were derived from its abstracting and title insurance services. Although all of the Company's services and products can be obtained from other vendors at prices comparable to those of the Company, the Company believes that dealing with a single source for all of these products is convenient for customers and helps to reduce the time required for the performance of these services for a particular real estate transaction.

     Response time is important in many real estate transactions and the ability of the Company to provide its services and products in a timely manner is significant in the attraction and retention of customers.

     Abstracts

     The purchase, sale, leasing and financing of a parcel of real estate in New York State outside of New York City, usually require the preparation of an abstract of title. The abstract is a summary of each transaction affecting the parcel which is reflected in the records of the Clerk of the County where the subject property is located. The abstract is examined by attorneys and others to determine prior interests in, or encumbrances on, the property which have to be disposed of in order to have "clear" title. The information used to create or redate an abstract is obtained by title searchers, that is, persons who search various official records for interests which may affect the ownership interest in, or title to, real property. Such interests may include real property taxes, corporate franchise taxes, bankruptcies, mechanics liens, income tax or sales tax liens, litigation liens, judgment liens, security interests in fixtures and mortgages as well as interests of prior owners (including deceased owners) which have not been adequately transferred. Title searchers summarize their findings and deliver them to word processors who produce the abstract of title.

     An abstract usually exists for most properties. Thus, the Company is most often requested merely to "redate" it. This involves examining the records only from the date of the last transaction summarized in the abstract. However, where no abstract is available or when newly subdivided parcels are involved, a new abstract is created starting with a warranty deed which meets the local standards for title certification (e.g. at least 60 years old for Rochester, New York property).

     The information contained in abstracts which the Company creates or redates is indexed and retained by the Company, becoming part of its "title plant". These "back titles" are valuable assets which facilitate the preparation and redating of future abstracts. The title plant also aids the expeditious preparation of title insurance reports and policies.

     The Company also offers an abstract storage service. When mortgages are placed on real property, the bank or mortgage company usually retains the abstract of title. Thus, a large volume mortgagee would require substantial storage space as well as numerous personnel to index, store and retrieve these abstracts. Through its abstract storage service, the Company picks up these abstracts and stores them for the lender, redelivering them when requested. At the present time, the Company stores approximately 20,000 abstracts. The Company does not charge for this service but believes that it helps to generate abstract "redating" revenues, since a person needing a redate of an abstract stored by the Company can, by ordering that redate from the Company, avoid having to deliver the abstract elsewhere for the redate. The Company estimates that revenues thus generated amounted to approximately $35,000 in 1994, $82,000 in 1993 and $88,000 in 1992.

     Abstract and title companies are often asked to act as an escrow closing agent in a real estate transaction. This practice is allowable under New York State law. In this capacity, usually as a function of providing title insurance on real estate, the Company is asked to hold funds in escrow bank accounts until certain requirements are met or title defects are cured by the parties involved in the transaction. For this service the Company charges a fee based upon the length of time which the funds are to be held and/or the number of transactions (deposits, checks) to be handled. Also, the Company acts as a conduit for the sale and purchase of mortgages between financial institutions insuring that mortgage documents are received and funds for the purchase of mortgages are wired from buyer to seller in the correct amount and in a specified time frame. The Company also acts as settlement agent on Home Equity loans and refinanced mortgage loans for its Title Insurance underwriters and certain banks/lenders. During 1994, escrow closing services generated approximately $44,000 as compared to $40,000 and $35,000 in 1993 and 1992, respectively.

     Other public record searches provided by the Company include guaranteed tax searches, surrogate court searches, UCC financing searches, franchise tax searches, judgment searches, new name searches, back title searches, bankruptcy searches and foreclosure searches. While these searches are most often needed by attorneys in connection with real estate transactions, they may be useful to other customers for other purposes, for example, to lenders extending credit.


     Title Insurance

     Title insurance policies are statements of the terms and conditions upon which the title insurance underwriter will insure title to real estate, showing ownership, outstanding liens, encumbrances and other matters of public record. The beneficiaries of title insurance policies are generally buyers of real property and secured lenders, and the policy amount is usually based upon either the purchase price of the property or the amount of the loan secured by the property. The title policy protects the insured against title defects, liens and encumbrances not specifically excepted from its coverage. Most lenders require title insurance as a condition to making loans secured by real estate.

     Title insurance is substantially different from other types of insurance. Fire, auto, health and life insurance protect against losses due to future events that cannot generally be eliminated. Title insurers, however, seek to eliminate future losses by accurately performing record searches and examinations of title to real property, and to the extent possible, requiring that obvious defects be "cured" as a condition of and prior to issuance of the policy.

     Among the most commonly issued title insurance policies are standard or extended coverage policies for owners and lenders. Owners' policies insure title to real estate against defects in or liens or encumbrances against title, unmarketability of title and lack of access to the subject property. Lenders' policies insure against the invalidity of the lien of the insured mortgage, insure the priority of the lien or encumbrance as stated in the title policy, and insure against the invalidity of any assignment of the insured mortgage provided the assignment is shown in the policy. The terms of coverage have generally become standardized in accordance with forms approved by industry groups such as the American Land Title Association.

      Since title insurance premiums are based upon mortgage amounts and tend to be higher on a per unit basis than amounts charged for abstract services, labor costs as a percentage of revenue in title insurance are lower than in abstract services. As a result, gross margin levels are higher. Therefore, one of the Company's main goals has been to increase its revenues from title insurance.

     Although the Company's total revenues for 1994 decreased by 18% mainly due to a significant downturn in real estate activity caused by sharply increasing interest rates, revenues from title insurance increased to $1,966,849. This represented 41% of the Company's revenue mix as compared to $1,858,264 in 1993 or 32% of total revenue. Much of this increased demand for title insurance was experienced during the first half of 1994 when mortgage interest rates were lowest and consumers continued to refinance mortgages which require title insurance.

     The title insurance premium is based upon the policy amount and the type of coverage provided by the policy. Title insurance rates, including those of the Company's competitors, are regulated by the State of New York Insurance Department. The premium for title insurance is due and must be paid in full prior to the issuance of the policy which is generally on the closing date of the real estate transaction.

     The use of title insurance in connection with real estate transactions, particularly residential purchases and financing, in the Company's marketing area has been significantly increased since the early 1980's by the expanded role of the national secondary residential mortgage market, and the growth of nationwide lending, both residential and commercial, by banks and insurance companies. As a result, almost all residential and commercial real estate transfers and/or financings, except most home equity transactions, involve the issuance of a title insurance policy. This same period of time has seen, until recently, a general inflation of real estate prices resulting in increasing levels of insurance coverage and related premiums. However, this expanding market has also seen a significant increase in the number of companies providing such insurance in the Company's marketing area, both directly and through agents. See "Competition".


     The Company is not a title insurance underwriter. In selling title insurance, the Company acts as agent for several national title insurance underwriting companies. The Company has agency relationships with the following title insurance underwriters: Old Republic National Title Insurance Company, Albany, New York; Stewart Title Insurance Company, New York City; and Lawyers Title Insurance Corporation, Richmond, Virginia. Generally, such relationships are cancelable by either party upon short notice. The Company believes that in the event of the cancellation of its existing agency relationships, it would have no difficulty in securing similar relationships with other title insurance underwriters.

     The choice of an underwriter by the Company is based upon such considerations as the amount of the premium "split" offered, which varies among underwriters, the terms under which the title underwriter will require indemnification for policy losses attributable to errors made by the Company in searching and examining the title, the scope of services offered to the agent by the title underwriter, and the fact that certain underwriters will not insure titles in certain geographical areas within New York State. Typically, the title insurance premium "split" is approximately 80% to the Company and 20% to the underwriter.

     The title insurance underwriters for which the Company acts as agent are licensed by the State of New York. Currently, there is no requirement under New York law that requires an agent such as the Company to hold a license.

     Appraisals

     In 1989, the Company added to its services the furnishing of residential real estate appraisals. With the purchase of Proper Appraisal Specialists, Inc. in 1991 the Company added the appraisal of commercial properties to its product line. Appraisals are performed under the guidance of Senior Residential Appraisers, who are certified and/or licensed by New York State and are employees of the Company. The Company also procures the services of licensed appraisers on a subcontractor basis in areas where it does not have a direct branch operation. Appraisal services provide an estimated value for a particular property. Appraisals are required in a variety of situations including transfer of ownership, financing, tax matters, relocation services, insurance purposes, estimation of liquidation value and divorce. The Company's customers for appraisals have included lending institutions, banks, attorneys, municipalities, relocation companies, government agencies, corporations and private individuals. The Company's errors and omissions insurance coverage also covers appraisal services. During 1994, the Company derived approximately 10% of its gross revenues from the furnishing of real estate appraisals versus 12% in 1993 and 14% in 1992.


     New Services and Products


     At the present time, the Company has discontinued the evaluation of new products in the area of environmental services as previously reported.

     As a result of the Company's continuing desire to expand its service levels to new and/or existing customers and to decrease turnaround times, during 1993 the Company introduced an on-line customer based automated order entry system called "EXPERDITE". The system can be customized by the user and is designed to aid in the rapid, error-free entry and tracking of title search and title insurance orders placed with the Company.

Marketing

     Services and products provided by the Company are utilized in substantially all commercial and residential real estate transactions. Therefore, its marketing efforts are directed primarily toward the persons who place the orders for such services and products in the typical real estate transaction or other real estate related activity - attorneys, mortgage brokers, lenders, builders, and other persons and entities engaged in the real estate business generally.

     Marketing activities are conducted by a direct sales force of three employees under the direction of the Company's Director of Sales and Marketing. Marketing efforts include direct solicitation and advertising in publications targeted to serve mortgage lenders and attorneys, attendance at trade shows and conventions, and news releases.

     The Company believes that its ability to offer many of the services and products necessary in a real estate transaction is an important factor in the attraction and retention of business, since customers can therefore order those items from a single source. In its marketing activities, the Company emphasizes this factor and the equally important factors of competitive price, accuracy, response time, excellent service and reliability, all of which the Company believes it provides to its customers.

Significant Customers

     During 1994, there were no customers accounting for more than 10% of the Company's gross revenues.


Management Information Systems and Equipment

     During 1994, the Company continued with an upgrade of its management information systems with the objective of providing better financial, marketing and customer service by linking its branch operations, including its Appraisal Division, to its computer system at corporate headquarters. When completed in 1995, this system will enable management to obtain status reports on orders placed throughout New York State, and will allow access at all locations to stored abstracts and to the Company's title plant containing back titles used to prepare and update abstracts.

Industry Considerations and Seasonality

     The Company's business is related to the general real estate market and the fluctuations which occur therein. As a result of economic factors affecting the real estate industry in recent years, there was a downturn in real estate transactions in 1990 and 1991, as measured by the number of deeds and mortgages recorded publicly. During 1992, as interest rates continued to decline and as the country slowly emerged from recession, that trend was reversed. Statistics compiled by the New York State Land Title Association indicate that, for New York State, the number of deeds and mortgages increased approximately 29% in 1992, compared to 1991 while total revenues of the Company increased accordingly. During 1993, deeds and mortgages increased by an average of 8% as compared to 1992. The Company's revenues in this period declined, which the Company attributes to several competitive factors as well as a decrease in "home equity" or second mortgage transactions in favor of refinanced mortgages. Mortgage refinances continued during the first quarter of 1994 at which time long term interest rates were at very low levels. However, beginning in the second quarter and fearing an increase in the levels of inflation, the Federal Reserve Board began increasing interest rates. By year end 1994 there were an unprecedented number of consecutive monthly interest rate increases. As a direct result, deeds and mortgages recorded in New York State during 1994 fell by 7.18% as compared to 1993. As a consequence, the Company's revenues fell sharply causing the company to incur a significant net loss for the year ended December 31, 1994. There can be no assurance that these or other factors will enable the Company to maintain its revenue and profitability in periods of declining real estate activity.

     The demand for the Company's services and products is directly dependent upon the activity of the real estate market which, in turn, is closely related to changes in interest rates. Thus, the Company's business is cyclical as well as seasonal, with lowest volume when interest rates are high and in the winter and early spring.


Banking Relationship

     As a result of considerations set forth above, falling revenues during 1994 caused the Company to incur a net loss for the period of $469,000. As a consequence, the Company was in violation of the financial covenants associated with its note payable to a bank (see Note 5 of the accompanying Consolidated Financial Statements as of December 31, 1994 and 1993). Since year end 1994, Company management has worked closely with bank officials and its public accounting firm to develop a plan to restructure Company expenses and improve operations and cash flow. Subsequent to year end 1994, payroll, rent and various other costs were reduced and the terms of the note payable were also negotiated. Management estimates that these actions will reduce costs by approximately $965,000 on an annual basis beginning in 1995. Management believes that these actions in conjunction with other cost reduction measures will return the Company to profitability in 1995.

Potential Liabilities

     Abstract companies, including the Company, certify their searches and abstracts for accuracy. In its title insurance business, the Company relies upon its abstracts and other information and considerations, including standards prescribed by its principals, in determining whether title is insurable. If the Company makes a determination of insurability, it issues a policy of title insurance on behalf of its principal, the underwriting company. As an issuer of certified searches and abstracts, the Company may, depending on applicable law and the facts of a particular case, be liable for money damages in the event of errors in its searches and abstracts. As an agent issuing title policies on behalf of an underwriter, the Company may, again depending on applicable law and the facts of a particular case, be liable to either the underwriter or the insured in the event of errors in abstracting or determinations of insurability, negligence, or breaches of agreements with its principals. There are no significant claims pending against the Company based upon any of the foregoing considerations, but the potential for such claims, and possible liability thereon, is a risk that is inherent in the Company's business, and such claims may be asserted at any time. During the most recent past five years, the amount paid by the Company for such claims, in the aggregate, is less than $35,000. The Company has errors and omissions insurance coverage of $1,000,000, which complies with requirements of its principals and is also deemed adequate by the Company's management.

Employees

     The Company and its subsidiaries employed approximately 94 persons at December 31, 1994. Certain members of the Company's management must sign Confidentiality Agreements which prohibits the solicitation of information or resources to existing or potential competitors. The employees of the Company are not covered by any collective bargaining or other agreements and management believes its employee relations to be good.

Service Marks

     The names "Four Corners Financial Corporation" and "Four Corners Abstract" have been registered as service marks with the U.S. Patent and Trademark Office. While the Company considers its service marks to be important, management does not consider any service mark to be critical to future operations of the Company or the marketing of any of the Company's services or products.


Competition

     The Company competes with numerous providers of abstract and title insurance services, most of which fall into two main categories. The first are the large, integrated national or statewide companies which underwrite their own title insurance policies either directly or through agents. Such agents include not only independent companies, but also attorneys who sell title insurance policies as "examining counsel" for underwriters of title insurance. The second are the small, local companies which provide abstracts and write policies only as agents for others. Both types of companies are found in the markets served by the Company and offer substantial competition. Because of the relative ease of entry into the market place, the Company may meet additional competition from newly formed companies in one or more of its market areas.

     The use of title insurance in residential real estate transactions has grown in recent years because of the development of the national secondary residential mortgage market which requires title insurance for virtually all residential mortgages. Also, in recent years, institutional lenders have generally required title insurance in virtually all commercial mortgages. However, during the same period, there has been a significant increase in the number of companies providing such insurance in the Company's market area, both directly and through agents.

     The Company also competes with numerous residential and commercial appraisal companies, most of which are smaller than the Company and are independently owned in the geographical area in which they operate.

     The principal elements of competition are accuracy and speed (response time). Prices for abstract and appraisal services are generally comparable among vendors. However, during 1993 and 1994 the Company experienced significant price competition from new abstract companies entering its market areas. Prices for title insurance are standardized and regulated by the New York State Insurance Department which requires that rates be filed for approval by the New York State Title Insurance Rate Service Association, Inc. (TIRSA). Personal relationships are extremely important in retaining business and obtaining new business. Excellent service and reliability, which the Company believes it provides, are the principal means of developing and maintaining such relationships.


Item 2.   Properties

     During 1994, principal offices of the Company were located at 80 West Main Street, Rochester, New York. These facilities, approximately 15,000 square feet, were leased from Wegman Building Associates, a partnership in which Messrs. Frank B., Bernard J. and Anthony M. Iacovangelo, directors and/or officers of the Company, are partners. Abstract had a one year lease for this space expiring on 12/31/95, which provided for an annual net rent of $68,000. However, effective 7/31/95, the Company moved its Rochester facilities to 370 East Avenue. These facilities are leased from Fitch Building Associates, another partnership in which Messrs. Frank B., Bernard J., and Anthony M. Iacovangelo are partners. Abstract now leases approximately 9,000 square feet of such space at a net annual rent of $72,000. The Company believes that the terms of its rental are at least comparable to those which it might have obtained if dealing with a non-affiliated third person. Rent and common charges were approximately $58,372, $213,000 and $263,000 in 1994, 1993 and 1992, respectively. During
1994, total unpaid rent of $109,000 was forgiven by Wegman Building Associates and reflected as an extraordinary item. The Company owed approximately $20,000 for unpaid rent at December 31, 1995.

     In addition, the Company leases space for its branch offices in Buffalo (3,993 square feet), Albany (1,410 square feet), Syracuse (2,087 square feet), Lockport (625 square feet) and Binghamton (760 square feet). The building which houses the Utica branch (2,000 square feet) was sold by the Company in 1994. Per this agreement, the Company was allowed to operate from this location on a month-to-month tenancey through July, 1995.

     The Company also leases space in the County Clerk's offices in Monroe, Erie, Onondaga, Chenango and Niagara counties, and occupies space in the County Clerk's office in Oneida County.

     The Company believes it has adequate insurance coverage with respect to fire and other casualty losses.

Item 3.   Legal Proceedings

     There are no pending legal proceedings to which the Company is a party or of which any of its property is the subject.


Item 4.   Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the last quarter of the fiscal year covered by this report.


Executive Officers of Registrant

      The executive officers of the Company are as follows:

      Name                     Age    Position with the Company
      ----                     ---    -------------------------

      Frank B. Iacovangelo     55     President, Treasurer and Director

      Bernard J. Iacovangelo   47     Vice President, Secretary and
                                      Director


      William S. Gagliano      45     Executive Vice President and
                                      Director

Business Background of Executive Officers

     Set forth below is a brief description of the business backgrounds of the executive officers of the Company.

     Frank B. Iacovangelo has served as President, Treasurer, and a director of the Company since May, 1987. He is a practicing attorney and has been a partner in the law firm of Gallo & Iacovangelo of Rochester, New York for more than five years. Mr. Iacovangelo is also an officer, director and principal shareholder of Faber Construction Co., Inc. and Forest Creek Equity Corp., real estate development companies, and an owner of numerous real estate projects. In addition, Mr. Iacovangelo is President and director of Four Corners Abstract Corp., a wholly-owned subsidiary of the Company, which he co-founded in 1980. From 1987 until June, 1989, Mr. Iacovangelo was Chairman of the Board of Directors of a food service business which filed a petition under Chapter 11 of the U.S. Bankruptcy Code on November 20, 1989.

     Bernard J. Iacovangelo has served as Vice President, Secretary, and a director of the Company since May, 1987. He is an attorney and has had more than five years of experience as a partner in the law firm of Gallo & Iacovangelo. His principal activity for the last five years has been as President, director and principal shareholder of Forest Creek Equity Corp., a real estate development company. Mr. Iacovangelo is also a principal shareholder of Faber Construction Co., Inc. and an owner of numerous real estate projects as well as co-founder, officer and director of Four Corners Abstract Corp., a wholly-owned subsidiary of the Company.

     William S. Gagliano has served as Executive Vice President of the Company and Four Corners Abstract Corp. since June, 1990. He was elected Director of the Company in July, 1992. As Executive Vice President, he is responsible for day to day operations of the Company. He joined Four Corners Abstract Corp. in 1987 as Vice President of Finance and Administration.

     Messrs. Frank and Bernard Iacovangelo are brothers.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Security
          Holder Matters

     There is a very limited trading in the Company's Common Stock. The range of high and low bid prices and high and low asked prices for the years 1992, 1993 and 1994 is shown below, as reported by the National Quotations Bureau, Inc. and as adjusted to reflect the Company's one for four (1 for 4) reverse stock split which became effective July 31, 1992.

                                COMMON STOCK DATA

      1992                          BID                   ASKED
      ----                          ---                   -----
      1st Quarter                *Unpriced              *Unpriced
      2nd Quarter                *Unpriced              *Unpriced
      3rd Quarter                *Unpriced              *Unpriced
      4th Quarter                *Unpriced              *Unpriced

      1993
      ----
      1st Quarter                *Unpriced              *Unpriced
      2nd Quarter                *Unpriced              *Unpriced
      3rd Quarter                *Unpriced              *Unpriced
      4th Quarter                *Unpriced              *Unpriced

      1994
      ----
      1st Quarter                *Unpriced              *Unpriced
      2nd Quarter                *Unpriced              *Unpriced
      3rd Quarter                *Unpriced              *Unpriced
      4th Quarter                *Unpriced              *Unpriced

      February 16, 1989         $2.00  $2.00           $3.00  $3.00
      (last available)

     * = Listed in pink sheets without prices

     The above quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions and have not been adjusted for stock dividends or splits.

     The Company's agreement with its Bank places a restriction on its payment of dividends. No dividends were declared or paid during 1992, 1993 or 1994.

     On December 31, 1994, the Company had 1,210 holders of record of its common stock.

               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARIES

                             SELECTED FINANCIAL DATA




      The financial data included in this tablehas been selected by the Company and has been dreived from the financial statements for those years. The following statement should be read in conjunction with the financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                          1994       1993      1992      1991      1990
                                          ----       ----      ----      ----      ----
STATEMENT OF OPERATIONS DATA:

      Revenue                           $ 4,780    $ 5,828   $ 6,818   $ 5,505   $ 4,257

      Income (loss) before taxes           (581)        66        33       312        30

      Net income (loss)                    (469)        56        25       288        26

      Net income (loss) per share (1)   $  (.14)   $   .02   $   .01   $   .08   $   .01

BALANCE SHEET DATA:

      Total assets                      $ 1,315    $ 1,804   $ 1,584   $ 1,685   $ 1,293

      Long-term obligations                 564        507       625       271       281

      Stockholders' investment              (42)       427       377       345        19


Notes:

(1) In 1992, the Company's stockholders approved a one-for-four reverse stock split. In conjunction with this reverse stock split, the authorized number of shares was reduced to 15,000,000 and par value was increased to $.04 per share. All years have been restated to reflect this action.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


     1.   Liquidity and Capital Resources

     The Company's cash flow resulted from operations, bank loans and advances made by principal stockholders.

     In 1994, the operations of the Company generated cash of $52,351. This cash flow, along with cash reserves of $99,652, was sufficient to fund investments in assets of $62,399 and a net debt reduction of $60,672. Cash flow from operations of $216,433 funded investments in assets of $147,597 and a net debt reduction of $22,147 in 1993. During the calendar year 1992, cash reserves of $150,302 and cash flow from operating activities of $107,450 funded an investment in assets of $223,903 and a $19,114 increase in debt financing.

     Cash Flow from Operations. The cash provided by operations was lower in 1994, being $52,351 versus $216,433 in 1993. This change was primarily due to a substantial net loss for 1994. The impact from a gain on debt extinguishment, a decrease of accounts receivable, an increase in bad debt provision and non-cash depreciation and amortization expense was sufficient to offset the $534,030 net loss before extraordinary item incurred in 1994. The cash provided by operations in 1993 was higher than the 1992 amount of $107,450. This was primarily due to higher net income in 1993 and an increase in accounts payable in 1993.

     Cash Flow from Investing Activities. The Company made capital expenditures of $31,469, $103,108 and $186,931 in 1994, 1993 and 1992, respectively, primarily related to computer system upgrades and furniture and fixture purchases at various Company locations. The Company also made investments in title plant of $36,985, $44,013 and $41,072 in 1994, 1993 and 1992,
respectively, to support its ongoing business.

     As of December 31, 1994, the Company had no material purchase commitments. The Company has, in the past, acquired other businesses for cash, notes and common stock. Additional acquisitions may be made in the future. These acquisitions may be made, in part or in whole, for cash.

     Cash Flow from Financing Activities. Primary cash flows from financing activities relate to changes in financing under lines-of-credit, notes payable and advances by principal stockholders.

     During March, 1992, the Company secured a $500,000 note payable with another bank. Proceeds from this new note were used to repay the $375,000 balloon payment discussed earlier and to completely retire the Company's note payable obligation established in 1989. This note payable calls for monthly installment payments of $8,333 plus interest at the prime rate plus 3/4%, maturing in April, 1997. This note is guaranteed by the principal stockholders/officers of the Company and is collateralized by substantially all of the Company's assets. The note payable requires the Company to meet certain financial measures as follows: (a) Total liabilities to tangible net worth including subordinated debt of 2.00 to 1 at December 31, 1992; 2.00 to 1 to December 30, 1993 and 1.50 to 1 thereafter; (b) Current ratio of 1.46 to 1 at December 31, 1992; 1.36 to 1.75 to 1 to December 31, 1993 and 1.75 to 1 thereafter. This requirement varies by quarter in 1993; (c) Working capital of $425,000 at December 31, 1992; $425,000 to December 30, 1993 and $500,000
thereafter. The agreement also limits the Company's ability to make acquisitions, pay dividends and make capital expenditures, and requires the Company to submit certain financial information. Also in March, 1992, the Company secured a revolving line-of-credit bearing interest at the prime rate plus 1/2%. The maximum borrowing capacity under this agreement is $250,000. At December 31, 1994, 1993 and 1992, there was $235,000, $140,000 and $25,000, respectively, outstanding on this line-of-credit. It is anticipated that these financial requirements will be rewritten in 1995 to allow compliance by the Company. The balance on this note payable at December 31, 1994 was $225,000.

At December 31, 1994, the Company was not in compliance with the financial covenants related to the note payable to a bank. On December 13, 1995, the amount outstanding on this note and $185,000 of the amount borrowed under its line-of-credit agreement were refinanced with the same bank. Under the terms of the new note payable, the Company is required to make 22 consecutive monthly principal payments of $7,674, plus interest at the bank's prime rate plus 1.25%, beginning January 1, 1996 through October 1, 1997. Beginning November 1, 1997 through September 1, 1999, the Company is required to make 23 monthly payments of $6,230, plus interest at the bank's prime rate plus 1.25%. All unpaid principal and interest is due on October 1, 1999. This note is guaranteed by the officers/ stockholders of the Company and is collateralized by substantially all of the Company's assets. The note payable and line-of-credit have been classified in accordance with the new agreement as of December 31, 1994.

The refinanced note payable to the bank requires the Company to meet certain financial measures at December 31, 1995 as follows:


     a.  Working capital deficit of $140,000.
     b.  Current ratio of .85 to 1.
     c.  Minimum tangible net worth of $250,000.
     d. Total liabilities to tangible net worth of not more than 3.9 to 1.
     e.  Debt service ratio of not less than 1.75 to 1.

     These ratios are adjusted on a quarterly or semi-annual basis during 1996 and thereafter.

     The agreement also limits the Company's ability to make acquisitions, pay dividends and make capital expenditures, and required the Company to submit certain financial information.

     The Company also has available an unsecured line of credit of $100,000 with a bank with interest on amounts borrowed at the bank's prime rate plus 1%. There were no borrowings as of the years ended December 31, 1992, 1993 and 1994. Borrowings under this line-of-credit are personally guaranteed by the Company's principal officers/stockholders.

     The Company repaid $164,033, $179,215 and $212,151 under its long term debt agreements in 1994, 1993 and 1992, respectively. Long term borrowings were $8,361, $41,693 and $232,765 in 1994, 1993 and 1992, respectively. At December
31, 1992, the Company owed $194,000 to a principal stockholder/director. For the years ended December 31, 1993 and 1994 this amount increased slightly to $200,000. This debt bears interest at the prime rate plus three percent (3%) and has no set repayment terms, however, the principal stockholder has agreed not to require payment prior to January, 1997.

     The Company expects cash flow generated from operations and bank lines-of-credit currently available will be adequate to meet its anticipated working capital and fixed capital expenditure needs for the next twelve months.

     Long term liquidity requirements, related primarily to expansion of the Company's business through the establishment of additional branch offices as well as new services and product offerings. These needs are expected to be met with a combination of cash generated from operations and borrowings.

     Impact of Inflation. The Company believes that the impact of inflation on its results of operations has been and will continue to be minimal due to the recent and expected continued low rates of inflation.


2.   Results of Operations

     (a)  Percentage Comparison

      The following table presents certain financial data derived from the consolidated statements of operations of the Company for the years ended December 31, 1994, 1993, 1992, expressed as a percentage of total revenues.

                                               Percentage of Total Revenues
                                                 Years Ended December 31
                                               ----------------------------
                                             1994          1993          1992
                                             ----          ----          ----

Title insurance premiums                     41.15%        31.88%        28.89%
Abstract, appraisal fees                     58.85         68.12         71.11
                                            ------        ------        ------
Total revenues                              100.00        100.00        100.00

Direct costs of revenue                     (21.87)       (16.80)       (18.78)
                                            ------        ------        ------
Gross profit                                 78.13         83.20         81.22

Operating expenses:
  Personnel costs                           (61.77)       (56.61)       (44.92)
  Other operating expenses                  (27.01)       (24.33)       (32.94)
                                            ------        ------        ------

Operating income/(loss)                     (10.65)         2.26          3.36
Other expenses                                (.14)        (1.13)        (2.88)

Income tax expense                             .98          (.17)         (.11)
                                            ------        ------        ------

Net income/(loss)                            (9.81)%         .96%          .37%
                                            ======        ======        ======


     (b)  Operating Revenues

     Combined revenues of the Company decreased 14.51% from $6,817,717 for the year ended December 31, 1992 to $5,828,136 for the year ended December 31, 1993. The combined revenues further decreased approximately 17.99% to $4,779,546 for the year ended December 31, 1994.

     The Company experienced a revenue increase in 1992 primarily due to the emergence of the nationwide economy from a recession and the continued stability of low interest rates. In order to further penetrate the financial institution revenue market and to better service its institutional client base throughout New York State, the Company broadened its operational capabilities to include the Hudson Valley and Long Island areas during the second quarter of 1992 with the establishment of a new branch location in Goshen, New York. In 1993, however, operating revenues declined due to strong competition within the abstract and title service industry, a weaker demand for home equity (second mortgage) loans, and the continuance of a sluggish real estate market in the northeast. This trend continued in a more dramatic fashion in 1994 leading to lower overall revenues within the title search and appraisal divisions. The Company expects total revenues to increase during 1995 as the housing rebound begins to take hold in the market areas which it serves and the volume of orders increases from those customers lost to lower priced non-performing competitors.

     Specifically, revenue from title insurance premiums increased by 5.81% during 1994 to $1,966,849 versus $1,858,264 in 1993. This occurred despite a decrease in 1993 of 5.65% from $1,969,592 in 1992. Even though a slight increase in title sales was recognized for 1994, a significant decline in title searches and appraisal sales caused an overall decline in the gross revenues of the Company. Abstract and appraisal service revenues declined from $4,848,125 to $3,969,872 to $2,812,697 in 1992, 1993 and 1994, respectively. These fluctuations represented an 18.11% reduction in abstract and appraisal revenues from 1992 to 1993 and a corresponding reduction of 29.15% from 1993 to 1994. As stated earlier, the decline in this segment of the Company's revenues from the years ended 1992 to 1994 resulted from more intense competition within the industry in addition to a lower volume of home equity (second mortgages) loans. As a result of the acquisition of the Buffalo-based Proper Appraisal Specialists, Inc. in December, 1991, the Company has the capability to offer commercial/industrial real estate appraisals throughout New York State. As a percentage of total revenue, appraisal income has fallen from fourteen percent (14%) of total revenues in 1992 to twelve percent (12%) in 1993. Appraisal revenues decreased slightly from $983,145 in 1992 to $701,540 in 1993. A similar decrease of $236,753 occurred in 1994 when appraisal revenues decreased to $464,787 representing ten percent (10%) of total revenues. These decreases were attributable to a decreased volume of abstract and title orders.

     (c)  Direct Costs of Revenue

     Direct costs of revenue consist of commissions paid to underwriters of title insurance and subcontractor costs paid to other title companies and to appraisers. As a result of a decrease in the volume of title search and appraisal orders in geographic areas where the Company does not have a direct operation, as well as the positive aspect of producing a higher percentage of orders using its own labor force, direct costs of revenue decreased from 18.78% in 1992 to 16.80% for the year ended December 31, 1993. These same costs increased to 21.87% in 1994 due to greater competition within the title insurance markets.

     (d)  Operating Expenses

     Direct and indirect personnel costs and other operating expenses are incurred in connection with the production of title searches, title examinations, the maintenance of the Company's title plant and the preparation of real estate appraisals. Total operating expenses decreased from $5,308,324 for the year ended December 31, 1992 to $4,717,398 for the same period in 1993. Operating expenses further declined in 1994 to $4,228,331 for the year ended December 31, 1994. These decreases were primarily attributable to declining payroll costs associated with a reduction in staffing requirements.

     In 1993, gross payroll and benefits amounted to $3,299,116 as compared to $3,526,657 in 1992. Office supplies including postage decreased from $370,581 in 1992 to $237,238 in 1993. Bad debt expense decreased from $114,912 to $33,533 for the same time period. The decrease in operating expenses experienced by the Company in 1994 can be attributable to a cost containment and downsizing program implemented as a result of a lower than anticipated sales volume. The significant decreases in expense for 1994 are shown in the table below.

      Expense Item                            1994               1993
      ------------                            ----               ----

      Gross payroll                        $2,952,187         $3,299,116
      & benefits

      Dues & subscriptions                     17,061             33,103

      Office supplies                         173,122            237,238
       & postage (freight)

      Travel expenses                          85,938            109,401


     As with any service company, the major item of expense and corresponding increase in expense level associated with the Company's operations is gross payroll and employee benefits. As a percentage of revenues, personnel costs and other operating expenses represented 89% in 1994, 81% in 1993 and 78% in 1992. This increase in operating expenses as a percentage of revenues resulted from a constant level of payroll expenditures versus a decreasing revenue base in 1993 and 1994. This diminishing revenue base is attributable to a period of increasing interest rates for mortgage loans during the second half of 1994 and an increased level of competitiveness within the industry. The Company is continuing a strategic emphasis on productivity, geographic full service, and total quality standards. The Company's work force has decreased significantly from 127 in 1992 to 94 in 1994.

     Based on a decrease in sales order volume, income from operations for 1993 was $131,870 as compared to $229,037 for 1992. Net income for 1993 was $56,013 compared to $25,085 in 1992. Net income for the year ended December 31, 1992 was adversely affected by costs associated with a discontinued common stock offering of $127,500. Since there were no such costs incurred during 1993, net income was higher as compared to 1992. The Company suffered a significant decrease in income from operations and net income for the year ending December 31, 1994. Due to the economic downturn of the real estate market, the Company incurred a loss from normal operations of $534,030. After the $65,000 gain from the early extinguishment of debt from a related party are considered, the net loss for 1994 was $469,030.

Item 8.   Financial Statements and Supplementary Data

     The information required by this item is incorporated herein by reference to pages 34 to 54 of this Form 10-K and are indexed under Item 14(a)(1). See also the Financial Statement Schedules appearing herein, as indexed under Item 14(a)(2).


Item 9.   Disagreements on Accounting and Financial Disclosure

     There have been no disagreements on accounting and financial disclosure matters.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

     The following table names the directors and indicates their age, their position with the Company or their principal occupation or employment, and the approximate number of shares of Common Stock beneficially owned by each director and all directors and officers as a group as of December 31, 1994.

                                                                                               Shares of
                                       Position with the                                        Common Stock                Percent
                                       Company or Princi-              Director                Beneficially                   of
Name                  Age              pal Occupation                     Since                    Owned                     Class
- ----                  ---              --------------                   -----                     -----                      -----
Frank B.               55              President and                     1987                  1,366,339 (3)                 40.92%
Iacovangelo                            Treasurer (1)

Bernard J.             47              Vice President                    1987                  1,376,339 (4)                 41.22%
Iacovangelo                            Secretary (1)

William S.             45              Executive Vice                    1992                    140,758 (5)                  4.22%
Gagliano                               President and
                                       Director (1)

Anthony M.             54              President, director               1987                     87,913 (6)                  2.64%
Iacovangelo                            and principal share-
                                       holder of Faber
                                       Construction Co., Inc.
                                       Rochester,  NY  (2)


All Directors and Officers of the                                                              2,971,349                     88.99%
Company as a group (four persons)                                                              (3)(4)(5)(6)


(1) See information contained in the section entitled "Executive Officers of Registrant" in Part I of Form 10-K for the fiscal year ended December 31, 1994. In addition, from 1987 until June 1989, Frank B. Iacovangelo was a director, and on an interim basis for a period of approximately 11 months was Chairman of the Board of Charlie Bubbles, Ltd. food service business which filed a petition under Chapter 11 of the U S Bankruptcy Code on November 20, 1989.

(2)  During the past five years, Anthony Iacovangelo has also been an owner of numerous real estate projects.

(3) Includes 300,000 shares owned by children of Frank B. Iacovangelo, beneficial ownership of which is disclaimed. Also includes 40% of the 368,879 shares owned by Wegman Building Associates, a partnership in which Frank Iacovangelo owns a 40% interest.

(4) Includes 500,000 shares owned by a Trust for the benefit of Bernard J. Iacovangelo's children, the Trustees of which are Mr. Iacovangelo's wife, Patricia, and his brother, Frank. Mr. Iacovangelo disclaims beneficial ownership of these shares. Also includes 40% of the 368,879 shares owned by Wegman Building Associates, a partnership in which Bernard Iacovangelo has a 40% interest.

(5)  Includes an option to purchase 125,000 shares of Common Stock.

(6) Includes 10% of the 368,869 shares owned by Wegman Building Associates, a partnership in which Anthony Iacovangelo has a 10% interest. Also includes options to purchase 1,000 shares of Common Stock.

Messrs. Frank, Bernard and Anthony Iacovangelo are brothers.

Item 11.  Executive Compensation

     Executive Compensation

     The following table sets forth the cash compensation for each of the last three financial years awarded to or earned by the Chief Executive Officer of the Company. No other executive officer of the Company received a total salary and bonus in excess of $100,000 and accordingly no reporting is required under the regulations of the Securities and Exchange Commission.

      Name and                     Annual Compensation (1)
      Principal Position           -----------------------
      ------------------               Yearly Salary
                                       -------------

      Frank B. Iacovangelo             1994  --  $61,800
      President, Chief                 1993  --  $21,923
      Executive Officer                1992  --  $51,923
      and Treasurer

- --------------------
(1) Mr. Iacovangelo receives no other compensation or benefits from the Company. He neither received nor exercised any options during 1994 and he held no options at December 31, 1994.

     Remuneration of Directors


     During 1994, directors of the Company received no cash remuneration for serving as directors or as members of committees.

     The Company's 1992 Stock Option Plan (the "Option Plan") provides for automatic grants of stock options to each member of the Board of Directors who is not also an employee of the Company. Messr. Anthony Iacovangelo is a non-employee director.

     Pursuant to the Option Plan, a Non-Employee Director Stock Option ("NEDSO") for 500 shares is granted to each non-employee director automatically every year on the date of the Annual Meeting of Stockholders. The first such grants were made on the date of the 1992 Annual meeting of Stockholders (July 29, 1992), and each non-employee director received a NEDSO for 500 shares at an exercise price of $.75 per share, the fair market value of the Company's Common Stock on the date of grant.

     Each NEDSO is immediately exercisable in full. Each NEDSO terminated upon the expiration of ten years from the date upon which such NEDSO was granted. A NEDSO is not transferable other than by will or by the laws of dissent and distribution.

     In the event a non-employee director terminates services on the Board other than by reason of death or disability, such person's NEDSO (to the extent exercisable upon such termination) will expire three months from the date of termination of service, provided that in no event may a NEDSO be exercised beyond its original expiration date.

     In the event of death or disability of a non-employee director, any outstanding NEDSOs will expire one year from the date of death or disability, provided that in no event may a NEDSO be exercised beyond its original expiration date.

     Employment Agreements

     Employment agreements between the Company and each of Messrs. Frank B. Iacovangelo, Bernard J. Iacovangelo and William S. Gagliano provide for employment terms which commenced January 1, 1992, year to year indefinite renewal terms subject to either the Company or the employee electing not to renew, as amended, minimum base salaries of $60,000 per year in the case of Frank Iacovangelo, $52,000 per year in the case of Bernard J. Iacovangelo and $75,000 in the case of Mr. Gagliano, additional salary and bonus compensation to be determined by the Board of Directors of the Company in its sole discretion, and restrictions against competition with the Company. Messrs. Frank B. Iacovangelo, Bernard J. Iacovangelo and William S. Gagliano received $61,800.27, $55,270.16 and $78,720.77 respectively during 1994.

Item 12.  Security Ownership of Certain Beneficial owners and Management

     On December 31, 1994, the Company had outstanding and entitled to vote with respect to all matters to be acted upon at the Annual Meeting of Stockholders, 3,338,802 shares of Common Stock ($.04 par value). Each share of Common Stock is entitled to one vote. The Company currently has no other outstanding class of equity securities.

     The following table sets forth information as of December 31, 1994 showing all persons who, to the Company's knowledge, were beneficial owners of 5% or more of any class of its shares. All persons listed below have sole voting and investment power with respect to their shares unless otherwise indicated.

                                      Amount and Nature of            Percent of
Name and Address                      Beneficial Ownership               Class
- ----------------                      --------------------               -----

Frank B. Iacovangelo                   1,366,339 (1) (3)                 40.92%
80 West Main St.
Rochester, NY  14614

Bernard J. Iacovangelo                 1,376,339 (2) (3)                 41.22%
80 West Main St.
Rochester,  NY  14614

Wegman Building                          368,879 (3)                     11.05%
    Associates
80 West Main St.
Rochester,  NY  14614

(1) Includes 300,000 shares owned by children of Frank B. Iacovangelo, beneficial ownership of which is disclaimed. Also includes 40% of the 368,879 shares owned by Wegman Building Associates, a partnership in which Mr. Iacovangelo has a 40% interest.

(2) Includes 500,000 shares owned by a Trust for the benefit of Bernard J. Iacovangelo's children, the Trustees of which are Mr. Iacovangelo's wife, Patricia, and his brother, Frank. Mr. Iacovangelo disclaims beneficial ownership of these shares. Also includes 40% of the 368,879 shares owned by Wegman Building Associates, a partnership in which Bernard Iacovangelo has a 40% interest.

(3) Wegman Building Associates is a general partnership in which Messrs. Frank, Bernard and Anthony Iacovangelo have a 40%, 40% and 10% interest, respectively. They have shared voting and investment power with respect to the shares owned by the partnership.

Item 13.  Certain Relationships and Related Transactions

     The principal offices of the Company are located at 80 West Main Street, Rochester, New York. These facilities are leased from Wegman Building Associates, a partnership in which Messrs. Frank B., Bernard J., and Anthony M.

Iacovangelo, directors and/or officers of the Company, are partners. Four Corners Abstract Corporation ("FCAC"), a subsidiary of the Company, currently leases approximately 15,000 square feet os such space, pursuant to a lease expiring on December 31, 1995. Effective January 1, 1994, the lease agreement requires annual rental payments of $159,660 plus common area charges.

     Annual rental payments, pursuant to the lease, including common area charges, were approximately $58,372, $213,000 and $263,000 in 1994, 1993 and
1992 respectively. During 1994, total unpaid rent of $109,000 was forgiven by the related partners. The Company owed approximately $66,000 for unpaid rent at December 31, 1993.

     Messrs. Frank and Bernard Iacovangelo, officers and directors of the Company, are members of the law firm of Gallo & Iacovangelo, general counsel to the Company.

     During 1994, 1993 and 1992, Frank Iacovangelo, President of the Company, made advances to the Company. The advances bear interest at the prime rate plus 3% and repayment is subordinated to the amounts outstanding under the Company's line of credit agreements. Mr. Iacovangelo has agreed not to require payment of these advances through January 1, 1996. At December 31, 1994, December 31, 1993 and December 31, 1992, $200,000, $200,000 and $194,000 were outstanding respectively. in 1994, the Company paid Mr. Iacovangelo $13,008.93 in interest.

     In 1994, 1993 and 1992, approximately 4%, 4% and 3% respectively, of the Company's revenue was derived from the law firm of Gallo and Iacovangelo. At December 31, 1994, 1993, and 1992, the Company was owed $59,284, $57,966 and
$44,006 respectively, from Gallo and Iacovangelo. Rates charged were comparable to those charged similar customers.

                                     PART IV


Item 14.           Exhibits, Financial Statement Schedules and Reports on
                        Form 8-K

     (a) The following documents are filed as a part of this report and as response to Item 8:

     (1)  Financial Statements

          - Auditors' Report dated February 17, 1995 (except for Notes 5 and 6, as to which the date is December 13, 1995).

          -    Consolidated Balance Sheets - December 31, 1994 and 1993

          - Consolidated Statements of Income for the Years Ended December 31, 1994, 1993 and 1992

          - Consolidated Statements of Changes in Stockholders' Investment for the Years Ended December 31, 1994, 1993 and 1992

          - Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992

          -    Notes to Consolidated Financial Statements (1) through (13)

     (2)  Financial Statement Schedules

          -    Auditors' Report Dated February 17, 1995

          - Schedule II - Amounts Receivable From Related Parties for the Years Ended December 31, 1994, 1993 and 1992

          - Schedule VI -Accumulated Depreciation of Property and Equipment for the Years Ended December 31, 1994, 1993 and 1992

          - Schedule VIII - Valuation and Qualifying Accounts for the Years Ended December 31, 1994, 1993 and 1992

          - Schedule IX - Short-Term Borrowings for the Years Ended December 31, 1994, 1993 and 1992

(3)  Exhibits


     (a)

          10.1 Revolving Credit and Term Loan Agreement with Marine Midland Bank, N. A., dated December 13, 1995.


          10.2 Lease agreement dated May 1, 1995, by and between North Pearl Partners and Four Corners Abstract Corporation for property located at 99 Pine Street, Albany, NY.


          10.3 Lease agreement dated June 21, 1995, by and between Fitch Building Associates and Four Corners Abstract Corporation for property located at 370 East Ave, Rochester, NY.


          10.4 Lease agreement (licensing) dated June 1, 1994, by and between the Chenango County Clerk and Four Corners Abstract Corporation for property located at 5 Court Street, Norwich, NY.


          10.5 Sale agreement dated December 5, 1994, by and between J. K. Hage, III and Four Corners Financial Corporation for property located at 612 Charlotte Street, Utica, NY.



          22   Subsidiaries of Registrant

     (b)  Reports on Form 8-K.

          The Company filed no reports on Form 8-K during the fourth quarter of the year ended december 31, 1994.

     (c)  Exhibits

          See (a) (3) above.

     (d)  Financial Statement Schedules

          See (a) (2) above.

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May   , 1996                    FOUR CORNERS FINANCIAL CORPORATION


By:
     ------------------------------------------
     Frank B. Iacovangelo, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities on the dates indicated.



                                                   May   , 1996
- -----------------------------------------
Frank B. Iacovangelo
President, Treasurer and Director
(Chief Executive Officer and
Chief Financial Officer



                                                   May   , 1996
- -----------------------------------------
William S. Gagliano
Executive Vice President, Chief
Accounting Officer and Director




/s/Bernard J. Iacovangelo                          May   , 1996
- -----------------------------------------
Bernard J. Iacovangelo
Vice President, Secretary and
Director




/s/Anthony M. Iacovangelo                          May   , 1996
- -----------------------------------------
Anthony M. Iacovangelo
Director

                       FOUR CORNERS FINANCIAL CORPORATION

                                AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1994 AND 1993

                                  TOGETHER WITH

                          INDEPENDENT AUDITORS' REPORT









June 12, 1996 (04:52pm)

                          INDEPENDENT AUDITORS' REPORT



                                                               February 17, 1995
                                                      (except for Notes 5 and 6,
                                                            as to which the date
                                                           is December 13, 1995)




To the Stockholders of

     Four Corners Financial Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Four Corners Financial Corporation and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in stockholders' investment, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Four Corners Financial Corporation and Subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1994 AND 1993

 ASSETS                                                         LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                         1994         1993                                                     1994         1993
                                         ----         ----                                                     ----         ----

CURRENT ASSETS:                                                 CURRENT LIABILITIES:

     Cash                            $   28,932   $   99,652    Lines-of-credit                            $   50,000    $  140,000
     Cash - escrow deposits              70,633       46,873    Current portion of notes payable              106,745       114,629
     Accounts receivable, net of                                Current portion of obligations under
       allowance for                                            capital leases                                 45,805        42,220
       doubtful accounts of $100,000
       and $30,000 in
       1994 and 1993, respectively      478,094      843,377    Accounts payable                              455,866       361,175
     Prepaid expenses                     9,090        8,948    Accounts payable - related parties               --          65,663
     Other receivables                    1,085       32,129    Escrow deposits                                70,633        46,873
     Income tax receivable                6,725         --      Other accrued expenses                         63,639        93,520
                                     ----------   ----------    Accrued income taxes                             --           6,600
                                                                                                           ----------    ----------
     Total current assets               594,559    1,030,979    Total current liabilities                     792,688       870,680
                                                                                                           ----------    ----------
                                                                LONG-TERM LIABILITIES:
PROPERTY AND EQUIPMENT, net             305,358      399,053
                                     ----------   ----------    Notes payable, net of current portion         330,937       244,096
                                                                Obligations under capital leases, net
OTHER ASSETS:                                                   of current portion                             33,325        62,432
                                                                Subordinated debt due to officer/
     Deposits                             7,246        8,871    principal stockholder                         200,000       200,000
                                                                                                           ----------    ----------
     Cash value of officer life          20,070         --
     insurance
     Intangible assets, net of                                  Total long-term liabilities                   564,262       506,528
     accumulated                                                                                           ----------    ----------
     amortization of $81,269
     in 1994 and
     $66,666 in 1993                     20,655       35,258    Total liabilities                           1,356,950     1,377,208
                                     ----------   ----------                                               ----------    ----------
                                         47,971       44,129    STOCKHOLDERS' INVESTMENT:
                                     ----------   ----------
                                                                Common stock, $.04 par value, 15,000,000
TITLE PLANT                             367,283      330,298    shares authorized, 3,343,802 issued in 1994
                                     ----------   ----------    and 1993 and 3,338,802 outstanding in 1994
                                                                and 1993                                      133,752       133,752

                                                                Additional paid-in capital                    835,402       835,402
                                                                Accumulated deficit                        (1,005,308)     (536,278)
                                                                                                           ----------    ----------

                                                                                                              (36,154)      432,876

                                                                Less:  Treasury stock at cost, 5,000 shares    (5,625)       (5,625)
                                                                                                           ----------    ----------

                                                                Total stockholders' investment                (41,779)      427,251
                                                                                                           ----------    ----------


                                     $1,315,171   $1,804,459                                               $1,315,171    $1,804,459
                                     ==========   ==========                                               ==========    ==========


               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993 AND 1992


                                                                                  1994           1993           1992
                                                                                  ----           ----           ----
REVENUE:
                        Title insurance premiums                              $ 1,966,849    $ 1,858,264    $ 1,969,592
                        Abstract and appraisal services                         2,812,697      3,969,872      4,848,125
                                                                              -----------    -----------    -----------

                                                                                4,779,546      5,828,136      6,817,717
                                                                              -----------    -----------    -----------

DIRECT COSTS OF REVENUE:
                        Title insurance premiums                                 (539,390)      (351,015)      (349,583)
                        Abstract and appraisal services                          (505,929)      (627,853)      (930,773)
                                                                              -----------    -----------    -----------

                                                                               (1,045,319)      (978,868)    (1,280,356)
                                                                              -----------    -----------    -----------


                        Gross profit                                            3,734,227      4,849,268      5,537,361

OPERATING EXPENSES                                                             (4,228,331)    (4,717,398)    (5,308,324)
                                                                              -----------    -----------    -----------

                        Income (loss) from operations                            (494,104)       131,870        229,037
                                                                              -----------    -----------    -----------

OTHER EXPENSES:
                        Interest                                                  (71,845)       (66,063)       (68,796)
                        Cost of discontinued stock offering                          --             --         (127,500)
                        Loss on sale of property                                  (14,932)          --             --
                                                                              -----------    -----------    -----------

                                                                                  (86,777)       (66,063)      (196,296)
                                                                              -----------    -----------    -----------

                        Income (loss) before income taxes and
extraordinary item                                                               (580,881)        65,807         32,741


BENEFIT FROM (PROVISION FOR) INCOME TAXES                                          46,851         (9,794)        (7,656)
                                                                              -----------    -----------    -----------

                        Income (loss) before extraordinary item                  (534,030)        56,013         25,085

EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF
 DEBT, net of income tax of $44,000                                                65,000           --             --
                                                                              -----------    -----------    -----------

NET INCOME (LOSS)                                                             $  (469,030)   $    56,013    $    25,085
                                                                              ===========    ===========    ===========

NET INCOME (LOSS) PER SHARE:

                        Income (loss) before extraordinary item               $      (.16)   $       .02    $       .01

                        Extraordinary item                                            .02           --             --
                                                                              -----------    -----------    -----------

                        Net income (loss)                                     $      (.14)   $       .02    $       .01
                                                                              ===========    ===========    ===========



 The accompanying notes are an integral part of these consolidated statements.

               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS INVESTMENT

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                                   ---- Common Stock ----     Additional                                   Total
                                                                               Paid-in      Accumulated   Treasury     Stockholders'
                                                   Shares        Amount        Capital        Deficit       Stock        Investment
                                                -----------   -----------   -----------   -----------    -----------    -----------
BALANCE - December 31, 1991                       3,330,042   $   133,202   $   829,137   $  (617,376)   $      --      $   344,963

               Exercise of stock options             12,500           500         6,000          --             --            6,500
               Net income                              --            --            --          25,085           --           25,085
                                                -----------   -----------   -----------   -----------    -----------    -----------


BALANCE - December 31, 1992                       3,342,542       133,702       835,137      (592,291)          --          376,548

               Shares issued in exchange for
               Mid-State
               Abstract Corporation stock             1,260            50           265          --             --              315
               Purchase of treasury stock              --            --            --            --           (5,625)        (5,625)
               Net income                              --            --            --          56,013           --           56,013
                                                -----------   -----------   -----------   -----------    -----------    -----------


BALANCE - December 31, 1993                       3,343,802       133,752       835,402      (536,278)        (5,625)       427,251

               Net loss                                --            --            --        (469,030)          --         (469,030)
                                                -----------   -----------   -----------   -----------    -----------    -----------


BALANCE - December 31, 1994                       3,343,802   $   133,752   $   835,402   $(1,005,308)   $    (5,625)   $   (41,779)
                                                ===========   ===========   ===========   ===========    ===========    ===========






 The accompanying notes are an integral part of these consolidated statements.

               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                                               1994           1993           1992
                                                                                               ----           ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
               Net income (loss) before extraordinary item                                  $(534,030)     $  56,013      $  25,085
               Adjustments to reconcile net income (loss) before extraordinary item to net cash flow from operating activities:
               Extraordinary item - gain on extinguishment of debt                             65,000           --             --
               Provision for bad debts                                                        121,678         33,533        118,047
               Loss on sale of property                                                        14,932           --             --
               Deferred stock offering costs                                                     --             --           18,964
               Depreciation and amortization                                                  124,442        124,788        137,360
               Common stock issued in exchange for Mid-State
               Abstract Corporation stock                                                        --              315           --
               Changes in:
               Accounts receivable                                                            243,605       (152,690)       (56,763)
               Prepaid expenses                                                                  (142)        (2,983)        20,203
               Other receivables                                                               31,044        (26,489)        16,846
               Income tax receivable                                                           (6,725)        21,718        (21,718)
               Accounts payable                                                                29,028        124,288       (106,237)
               Other accrued expenses                                                         (29,881)        31,340        (44,337)
               Accrued income taxes                                                            (6,600)         6,600           --
                                                                                            ---------      ---------      ---------

               Net cash flow from operating activities                                         52,351        216,433        107,450
                                                                                            ---------      ---------      ---------

CASH FLOW FROM INVESTING ACTIVITIES:
               Purchases of property and equipment                                            (31,469)      (103,108)      (186,931)
               Proceeds from sale of property and equipment                                    24,500           --             --
               (Increase) decrease in deposits                                                  1,625           (476)         4,100
               Increase in cash value of officer life insurance                               (20,070)          --             --
               Investment in title plant                                                      (36,985)       (44,013)       (41,072)
                                                                                            ---------      ---------      ---------

               Net cash flow from investing activities                                        (62,399)      (147,597)      (223,903)
                                                                                            ---------      ---------      ---------

CASH FLOW FROM FINANCING ACTIVITIES:
               Increase (decrease) in lines-of-credit                                          95,000        115,000         (8,000)
               Borrowings on notes payable                                                      8,361         41,693        232,765
               Repayment of notes payable and obligations under
               capital leases                                                                (164,033)      (179,215)      (212,151)
               Increase in subordinated debt due to officer/
               principal stockholder                                                             --            6,000           --
               Proceeds from exercise of stock options                                           --             --            6,500

               Purchase of treasury stock                                                        --           (5,625)          --
                                                                                            ---------      ---------      ---------

               Net cash flow from financing activities                                        (60,672)       (22,147)        19,114
                                                                                            ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH                                                               (70,720)        46,689        (97,339)

CASH - beginning of year                                                                       99,652         52,963        150,302
                                                                                            ---------      ---------      ---------

CASH - end of year                                                                          $  28,932      $  99,652      $  52,963
                                                                                            =========      =========      =========





 The accompanying notes are an integral part of these consolidated statements.

               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1994 AND 1993


(1)  The Company

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

     Unless otherwise indicated, the term "Company" refers to Four Corners Financial Corporation and its subsidiaries. The Company operates in one business segment.


(2)  Summary of Significant Accounting Policies

     Principles of Consolidation -

     The consolidated financial statements include the accounts of FCFC and all subsidiaries. All significant intercompany transactions and balances have been eliminated.

     Results of Operations -

     In 1994, the Company incurred a loss of $469,030. As a result, at December 31, 1994, current liabilities exceeded current assets by $198,129 and total liabilities exceeded total assets by $41,779. Further, the Company was in violation of the financial covenants of its note payable to a bank.

     Management has developed a plan to improve operations and cash flow. Subsequent to year end, payroll, rent and other costs were reduced and the terms of the note payable were also renegotiated (see Note 5). Management estimates that these actions will reduce costs approximately $965,000 on an annual basis beginning in 1995. Management believes that these actions in conjunction with other cost reduction measures will return the Company to profitability in 1995.

                                     -41-
     Cash -


     Cash includes demand deposit and money market accounts. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, the cash balances in an institution may exceed this federally insured limit. However, the Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk with respect to these cash accounts.


     Property and Equipment -

     Property and equipment is stated at cost and is depreciated using accelerated and straight-line methods over the following useful lives:

     Building and improvements               15 - 31.5 years
     Furniture and equipment                    3 - 10 years
     Vehicles                                        5 years
     Leasehold improvements                    Term of lease

     At the time of retirement or other disposition of property, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations. Repairs and maintenance costs are charged to expense when incurred.

     Depreciation expense for 1994, 1993 and 1992 was $109,839, $108,287, and $126,719, respectively.

     Property and equipment consisted of the following at December 31:

                                                 1994          1993
                                                 ----          ----

          Land, building and improvements   $      --      $    77,331
          Furniture and equipment               986,630        942,042
          Vehicles                               96,732         95,125
          Leasehold improvements                 58,770         58,118
                                            -----------    -----------

                                              1,142,132      1,172,616
          Less:  Accumulated depreciation      (836,774)      (773,563)
                                            -----------    -----------

                                            $   305,358    $   399,053
                                            ===========    ===========

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


     Revenue Recognition -

     Title insurance is provided to purchasers or financers of real property. The related revenue is recognized when policies become effective, generally at the property or mortgage loan closing. Under terms of the Company's agreements with its title insurance underwriters, a commission of 15 - 20% is paid to its underwriter on all title insurance policies written. Pricing is based on a rate schedule established by the Insurance Department of the State of New York which provides for varying rates for services rendered. Commission expense is reflected as a direct cost of title insurance revenue in the statements of income.

     The Company also performs title abstract research and prepares appraisals on real properties. Abstract and appraisal revenue is recognized as earned. Direct costs of abstract and appraisal revenue include the cost of work performed by subcontractors in geographical areas where the Company does not maintain an office, among other direct costs.

     Net Income Per Share -

     Net income per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during the periods. The weighted average number of shares outstanding is as follows:

                                           1994         1993        1992
                                           ----         ----        ----
     Average number of common shares
       outstanding:

       Common shares                      3,338,802   3,338,873   3,330,419
       Common equivalent shares                --       145,752     187,081

                                          ---------   ---------   ---------

                                          3,338,802   3,484,625   3,517,500
                                          =========   =========   =========


     Fully diluted earnings per share did not differ materially from primary earnings per share in any of these three years. As a result of the loss incurred in 1994, common equivalent shares have not been considered in the calculation of average number of common shares outstanding.


(3)  Escrow Deposits

     As a service to its customers, FCAC administers escrow deposits representing undisbursed amounts received for settlements of mortgage loans or property sales and indemnities against specific title risks. These funds are recorded as both a current asset and a current liability in the accompanying balance sheets.


(4)  Income Taxes

     During 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 requires an asset and liability approach to measuring deferred income taxes. Previous standards required an income statement approach.

     The (benefit from) provision for income taxes consisted of the following at December 31:

                                      1994             1993           1992
                                      ----             ----           ----
     Federal:
       Current                      $ (4,200)       $  5,000       $   --
       Deferred                      (37,400)           --             --

     State:
       Current                         1,349           4,794          7,656
       Deferred                       (6,600)           --             --
                                    --------        --------       --------

                                    $(46,851)       $  9,794       $  7,656
                                    ========        ========       ========

     Income tax expense for 1994, 1993 and 1992 differs from the expected tax expense, computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes as follows:

                                             1994         1993         1992
                                             ----         ----         ----


     Expected tax expense (benefit)       $(139,000)   $  22,500    $  11,000

     Effect of graduated Federal rates         --        (12,000)      (6,100)

     State income taxes, net of Federal
      income tax benefit                    (23,000)       3,100        5,000

     Change in valuation allowance          123,000       (3,800)      (5,500)

     Other, net                              (7,851)          (6)       3,256
                                          ---------    ---------    ---------

                                          $ (46,851)   $   9,794    $   7,656
                                          =========    =========    =========


     At December 31, 1994, the Company has available a net operating loss carryforward of approximately $388,000. This net operating loss carryforward will begin to expire in 2002. The Company has recorded a valuation allowance equal to the deferred tax asset related to the carryforward.

     Taxes paid in 1994, 1993 and 1992 were $3,425, $5,096 and $29,374, respectively.


(5)  Notes Payable and Obligations Under Capital Leases

     Notes Payable -

     Notes payable consisted of the following at December 31:


                                                     1994            1993
                                                     ----            ----
     Note payable to a bank                       $ 410,000      $ 325,000

     Various notes payable in aggregate
     monthly installments of $1,391,
     including interest at rates ranging
     from 8% to 9%. These notes mature
     through February, 1997 and are                  27,682         33,725
     collateralized by the related                 --------      ---------
     equipment.                                     437,682        358,725

     Less:  Current portion                        (106,745)      (114,629)
                                                  ---------      ---------

                                                  $ 330,937      $ 244,096
                                                  =========      =========

     At December 31, 1994, the Company was not in compliance with the financial covenants related to the note payable to a bank. On December 13, 1995, the amount outstanding on this note and $185,000 of the amount borrowed under its line-of-credit agreement were refinanced with the same bank. Under the terms of the new note payable, the Company is required to make 22 consecutive monthly principal payments of $7,674, plus interest at the bank's prime rate plus 1.25%, beginning January 1, 1996 through October 1, 1997. Beginning November 1, 1997 through September 1, 1999, the Company is required to make 23 monthly principal payments of $6,230, plus interest at the bank's prime rate plus 1.25%. All unpaid principal and interest is due on October 1, 1999. This note is guaranteed by the officers/stockholders of the Company and is collateralized by substantially all of the Company's assets. The note payable and line-of-credit have been classified in accordance with the new agreement as of December 31, 1994.

     Future scheduled principal payments at December 31, 1994 are as follows:


          1995 ........................  $ 106,745
          1996 ........................    103,744
          1997 ........................     90,148
          1998 ........................     74,760
          1999 ........................     62,285
                                         ---------
                                         $ 437,682
                                         =========

     The refinanced note payable to the bank requires the Company to meet certain financial measures at December 31, 1995 as follows:

     a.   Working capital deficit of $140,000.
     b.   Current ratio of .85 to 1.
     c.   Minimum tangible net worth of $250,000.
     d.   Total liabilities to tangible net worth of not more than 3.9 to 1.
     e.   Debt service ratio of not less than 1.75 to 1.

     These ratios are adjusted on a quarterly or semi-annual basis during 1996 and thereafter.

     The agreement also limits the Company's ability to make acquisitions, pay dividends and make capital expenditures, and requires the Company to submit certain financial information.

     Obligations Under Capital Leases -

     The Company has entered into several capital lease agreements for equipment. These obligations consisted of the following at December 31:


                                                      1994         1993
                                                    ---------    ---------
     Various leases payable in aggregate
     monthly installments of $4,877,
     including interest at rates ranging
     from 8.4% to 15.7%. These leases
     mature through January, 1997 and are
     collateralized by the related equipment        $  79,130    $ 104,652

     Less:  Current portion                           (45,805)     (42,220)
                                                    ---------    ---------

                                                    $  33,325    $  62,432
                                                    =========    =========

     The following is a schedule of future minimum lease payments under the capital lease obligations together with the present value of the minimum lease payments at December 31, 1994:

           1995 ..........................................   $ 51,706
           1996 ..........................................     34,340
           1997 ..........................................        598
                                                             --------

          Total minimum lease payments                         86,644

          Less:  Amount representing interest                  (7,514)
                                                             --------

          Present value of future minimum
            lease payments under capital
            lease obligations                                $ 79,130
                                                             ========

(6)  Lines-of-Credit

     The Company may borrow up to $250,000 under the terms of a line-of-credit agreement with a bank. At December 31, 1994 and 1993 there was $235,000 and $140,000 outstanding under this line-of-credit, respectively.

     On December 13, 1995, $185,000 of the amount borrowed under this line-of-credit was refinanced as part of the note payable described in Note
     5. At the same time, the Company entered into a new line-of-credit agreement with a maximum borrowing of $50,000 through October 31, 1997. Amounts borrowed on the new line-of-credit bear interest at the bank's prime interest rate plus 1% and are collateralized by substantially all assets of the Company and are guaranteed by the officers/stockholders of the Company.

     The Company may also borrow up to $100,000 under the terms of an unsecured line-of-credit with another bank. Amounts borrowed bear interest at the bank's prime rate plus 1%. Borrowings under this line-of-credit are personally guaranteed by the Company's principal officers/stockholders. There were no borrowings on this line-of-credit at December 31, 1994 and 1993.

     Interest paid in 1994, 1993 and 1992 on all notes payable, obligations under capital leases and the lines-of-credit was $67,536, $66,536, and $70,657, respectively.


(7)  Stockholders' Investment

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

     The Company has reserved 520,000 common shares for issuance under both plans.

     Following is a summary of option activity under the 1992 and 1988 Plans:

                           --- Shares Under Option ---

                                                   1994        1993
                                                 --------    --------

          Outstanding, beginning of year          271,000     376,000
          Expired during the year                    --      (105,000)
                                                 --------    --------

          Outstanding, end of year                271,000     271,000
          (at $.52 per share)                     ========    ========

(8)  Related Party Transactions

     Subordinated Debt Due to Officer/Principal Stockholder -

     During 1994, 1993 and 1992, one of the Company's officers/principal stockholders made advances to the Company. These advances were $200,000 at December 31, 1994 and 1993, and $194,000 at December 31, 1992, and bear interest at the prime rate plus 3%. Repayment of these advances is subordinated to the amounts outstanding under all other bank debt agreements. The officer/principal stockholder has agreed not to require payment of this amount through January, 1996.

     Office Lease Commitment -

     The Company leases its Rochester facility through December 31, 1995, from a company related through common management at an annual rental of $68,000. Rent and common area charges were approximately $58,372, $213,000 and $263,000 in 1994, 1993, and 1992, respectively.

     During 1994, total unpaid rent of $109,000 was forgiven by the related party. This amount has been reflected as an extraordinary item, net of income taxes of $44,000. The Company owed approximately $66,000 for unpaid rent at December 31, 1993.

     Significant Customer -

     In 1994, 1993 and 1992, 4%, 4%, and 3%, respectively, of revenue was derived from a related party. At December 31, 1994, 1993 and 1992, the Company was owed $59,284, $57,966, and $44,006, respectively, related to these sales.


(9)  Lease Commitments

     The Company leases other office facilities under operating lease agreements expiring through March, 1998.

     Minimum future lease payments under non-cancelable lease agreements with unrelated parties are as follows at December 31:

          1995 ............................  $ 119,501
          1996 ............................    107,668
          1997 ............................     54,668
          1998 ............................     40,062
                                             ---------
                                             $ 321,899
                                             =========

     Rent expense related to these operating leases was approximately $135,000, $127,000 and $174,000 for the years ended December 31, 1994, 1993 and 1992,

     respectively.

(10) Supplemental Disclosure of Non-Cash Investing and Financing Activities

     The Company had the following non-cash transactions:

     1994
     ----

     a. Capital lease obligations of $24,107 were incurred when the Company entered into leases for new equipment.

     b. An extraordinary gain of $109,000, net of income taxes of $44,000, resulted from the forgiving of amounts due to a related party, as more fully explained in Note 8.

     1993
     ----

     a. Issued 1,260 shares of common stock with a fair value of $315 in exchange for common stock of Mid-State Abstract Corporation.

     1992
     ----

     a. Refinanced $375,000 in borrowings under a line-of-credit with the proceeds of a term loan.


(11) Reverse Stock Split

     In July, 1992, the Company's stockholders approved a one-for-four reverse stock split. In conjunction with this reverse stock split, the authorized number of shares was reduced to 15,000,000 and par value was increased to $.04 per share. These actions have been retroactively reflected in the financial statements.


(12) Significant Customers

     In 1992, one customer accounted for 16% of revenue.


(13) Discontinued Stock Offering

     During 1992 and 1991, in an effort to raise additional capital, the Company incurred professional fees related to a proposed stock offering. This offering was not completed and the related costs were charged to expense in 1992.

                          INDEPENDENT AUDITORS' REPORT



                                                               February 17, 1995
                                                      (except for Notes 5 and 6,
                                                            as to which the date
                                                           is December 13, 1995)




To the Stockholders of

     Four Corners Financial Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Four Corners Financial Corporation and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in stockholders' investment, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Four Corners Financial Corporation and Subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARIES

              SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992




         -------- Deductions --------                                      Balance at End of Period
                                                                           ------------------------
                                              Balance at
                                              Beginning                   Amounts        Amounts
                                              of Period     Additions     Collected      Written off        Current      Not-Current
                                              ---------     ---------     ---------      -----------        -------      -----------
YEAR ENDED DECEMBER 31, 1994:

     Gallo and Iacovangelo (1)                $  57,966     $ 165,437     $(148,119)     $      (16,000)    $  59,284     $     --
                                              =========     =========     =========      ==============     =========     ==========


YEAR ENDED DECEMBER 31, 1993:

     Gallo and Iacovangelo (1)                $  44,006     $ 212,064     $(198,104)     $         --       $  57,966     $     --
                                              =========     =========     =========      ==============     =========     ==========


YEAR ENDED DECEMBER 31, 1992:

     Gallo and Iacovangelo (1)                $  45,384     $ 179,652     $(181,030)     $         --       $  44,006     $     --
                                              =========     =========     =========      ==============     =========     ==========



Note:

(1)  All amounts receivable are normal receivables for services rendered.

               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARIES

                  SCHEDULE IV - INDEBTEDNESS TO RELATED PARTIES

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992




                                                             Balance at
                                                             Beginning                                                   Balance at
                                                             of Year         Additions(1)           Repayments           End of Year
                                                             -------         ------------           ----------           -----------
YEAR ENDED DECEMBER 31, 1994:

     Note payable - officer/principal                        $200,000        $          --          $           --          $200,000
     stockholder                                             ========        ===============        ================        ========


YEAR ENDED DECEMBER 31, 1993:

     Note payable - officer/principal                        $194,000        $         6,000        $           --          $200,000
     stockholder                                             ========        ===============        ================        ========


YEAR ENDED DECEMBER 31, 1992:

     Note payable - officer/principal                        $194,000        $          --          $           --          $194,000
     stockholder                                             ========        ===============        ================        ========



Note:

(1) All additions to indebtedness to related parties were used for general working capital purposes.

               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARIES

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992



                   Additions
                   -----------------------------------
                                                       Balance at                                                         Balance at
                                                       Beginning      Charges to     Charges to                             End of
                                                       of Period      Expenses       Other Accounts        Deductions       Period
                                                       ---------      --------       --------------        ----------       ------
YEAR ENDED DECEMBER 31, 1994:

     Allowance for doubtful accounts                   $  30,000      $ 121,678      $           --        $ (51,678)      $ 100,000
                                                       =========      =========      ================      =========       =========



YEAR ENDED DECEMBER 31, 1993:

     Allowance for doubtful accounts                   $  30,000      $  33,533      $           --        $ (33,533)      $  30,000
                                                       =========      =========      ================      =========       =========



YEAR ENDED DECEMBER 31, 1992:

     Allowance for doubtful accounts                   $  30,000      $ 118,047      $           --        $(118,047)      $  30,000
                                                       =========      =========      ================      =========       =========


               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARIES

                       SCHEDULE IX - SHORT-TERM BORROWINGS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992




                                                                             Maximum             Average               Weighted
                                                                             Amount              Amount                Average
                                          Outstanding       Interest         Outstanding         Outstanding           Interest Rate
                                          Balance at        Rate at          During              During                During
         Borrowing Category               End of Year       End of Year      the Year            the Year (1)          the Year (2)
         ------------------               -----------       -----------      -----------         -------------         -------------
YEAR ENDED DECEMBER 31, 1994:

     Borrowing under lines-of-credit      $ 50,000          9.00%            $235,000            $184,583                 6.69%
                                          ========          ====             ========            ========                 ====


YEAR ENDED DECEMBER 31, 1993:

     Borrowings under lines-of-credit     $140,000          6.50%            $249,000            $191,500                 5.90%
                                          ========          ====             ========            ========                 ====


YEAR ENDED DECEMBER 31, 1992:

     Borrowings under lines-of-credit     $ 25,000          6.50%            $ 50,000            $ 35,889                 6.53%
                                          ========          ====             ========            ========                 ====




Notes:

(1)  Calculated as the average of month-end balances outstanding.

(2) Calculated as actual interest expense divided by the average amount outstanding during the year.