Form 10-K
period 1995-12-31
FOUR CORNERS FINANCIAL CORP
filed 1996-07-03
CIK 230014

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995.

[   ]  Transition report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from __________________ to _________________________

Commission file number 0-8628


                       FOUR CORNERS FINANCIAL CORPORATION
             (Exact Name of Registrant as specified in its charter)


           Delaware                                               22-2044086
- -------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


370 East Avenue, Rochester, New York                            14604
- -------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:      (716) 454-2263

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.04 par value
                          ----------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [ ]        NO  [X]


                                    (1 of 80)
                                       -2-


Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and to the best of registrant's knowledge, will not be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 31, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $32,870.

As of December 31, 1995, the number of shares outstanding of the registrant's common stock was 3,343,733.

Documents Incorporated By Reference

None.

                                TABLE OF CONTENTS

PART I                                                                PAGE
Item 1:   Business                                                       4
Item 2:   Properties                                                    15
Item 3:   Legal Proceedings                                             15
Item 4:   Submission of Matters to a Vote of Security Holders           16
              Executive Officers of Registrant                          16

PART II
Item 5:   Market for Registrant's Common Equity and Related             18
              Security Holder Matters
Item 6:   Selected Financial Data                                       19
Item 7:   Management's Discussion and Analysis of Financial             20
              Condition and Results of Operations
Item 8:   Financial Statements and Supplementary Data                   26
Item 9:   Changes in and Disagreements with Accountants on              26
              Accounting and Financial Disclosure

Part III
Item 10:  Directors and Executive Officers of Registrant                27
Item 11:  Executive Compensation                                        28
Item 12:  Security Ownership of Certain Beneficial Owners               29
              and Management
Item 13:  Certain Relationships and Related Transactions                30

PART IV
Item 14:  Exhibits, Financial Statement Schedules, and                  32
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

     In September, 1994, the Company relocated its Goshen office to Newburgh, New York. Subsequently, in March, 1995, the Newburgh office was closed. The Company now provides service to the Mid-Hudson area of New York State through independent contractors.

     Four Corners Financial Corporation and its subsidiaries, Four Corners Abstract Corporation ("Abstract") and Proper Appraisal, provide services and products that are utilized in substantially all commercial and residential real estate transactions. As used herein, "Company" includes Four Corners Financial Corporation, Abstract and Proper Appraisal unless the context otherwise requires.

     These services and products are offered through offices in Buffalo, Rochester, Syracuse, Utica, Lockport, Binghamton and Albany, all located in central and western New York and through subcontractors in other areas of New York State.

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

     The Company also offers an abstract storage service. When mortgages are placed on real property, the bank or mortgage company usually retains the abstract of title. Thus, a large volume mortgagee would require substantial storage space as well as numerous personnel to index, store and retrieve these abstracts. Through its abstract storage service, the Company picks up these abstracts and stores them for the lender, redelivering them when requested. At the present time, the Company stores approximately 20,000 abstracts. The Company does not charge for this service but believes that it helps to generate abstract "redating" revenues, since a person needing a redate of an abstract stored by the Company can, by ordering that redate from the Company, avoid having to deliver the abstract elsewhere for the redate. The Company estimates that revenues thus generated amounted to approximately $27,000 in 1995, $35,000 in 1994 and $82,000 in 1993.

     Abstract and title companies are often asked to act as an escrow closing agent in a real estate transaction. This practice is allowable under New York State law. In this capacity, usually as a function of providing title insurance on real estate, the Company is asked to hold funds in escrow bank accounts until certain requirements are met or title defects are cured by the parties involved in the transaction. For this service the Company charges a fee based upon the length of time which the funds are to be held and/or the number of transactions (deposits, checks) to be handled. Also, the Company acts as a conduit for the sale and purchase of mortgages between financial institutions insuring that mortgage documents are received and funds for the purchase of mortgages are wired from buyer to seller in the correct amount and in a specified time frame. The Company also acts as settlement agent on Home Equity loans and refinanced mortgage loans for its Title Insurance underwriters and certain banks/lenders. During 1995, escrow closing services generated approximately $90,000 as compared to $44,000 and $40,000 in 1994 and 1993, respectively.

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

     The Company's total revenue for 1995 decreased by 20%, to $3,822,215 as compared to $4,779,546 in 1994, mainly due to a decrease in real estate activity and demand for the Company's products. Similarly, revenues from title insurance representing 42% of total revenues decreased from $1,966,849 in 1994 to $1,610,147 in 1995.

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

     Appraisals

     In 1989, the Company added to its services the furnishing of residential real estate appraisals. With the purchase of Proper
Appraisal Specialists, Inc. in 1991, the Company added the appraisal of commercial properties to its product line.

      Since that time, appraisals have been performed by certified and/or licensed appraisers under the guidance of either a Senior Residential Appraiser
(SRA) or an individual with a General Appraisal License from New York State. In areas where the Company has not had a direct branch operation, the Company procures the services of licensed appraisers on a subcontractor basis. As a result of an agreement dated September 27, 1995, the company sold the assets of its appraisal division to Rynne, Murphy and Associates, Inc., a well-known, professional residential/ commercial real estate appraisal company located in Rochester, N. Y. for $125,000, allocated as follows:

              Fixed Assets                               $ 12,500
              Customer lists
                  and goodwill                            100,000
              Covenant not-to-compete                      12,500
                                                         --------
                                                         $125,000

                                                         ========

     The purchase price of the fixed assets is in the form of a $12,500 non-interest bearing note receivable in ten quarterly installments of $1,250 beginning May 1, 1996.

     The purchase price of the customer lists, goodwill, and covenant not-to-compete is in the form of a $112,500 note receivable in quarterly installments, plus interest at 9%, beginning May 1, 1996.

     Payment for these assets is contingent based upon 19% of the buyer's gross margin on sales attributable to the Company's customers. These payments are to be applied by the Company in the following order: the $1,250 guaranteed payment, interest and principal. Any unpaid interest is forgiven on a quarterly basis.

     It is anticipated that 19% of the buyer's gross margin will not exceed the $1,250 guaranteed payment and interest for that quarter. As a result, the buyer would not be required to make any principal payments for the contingent portion of the note. At December 31, 1995, the Company has fully reserved this portion of the note receivable.

     Under this strategic partnership arrangement with Rynne, Murphy and Associates, Inc., the Company will continue to market and sell appraisals to its customers. However, since the appraisal reports will be prepared by Rynne, Murphy and Associates staff appraisers, the Company will realize a substantial savings in payroll and other overhead expenses associated with running its appraisal operation.

  Appraisal services provide an estimated value for a particular property. Appraisals are required in a variety of situations including transfer of ownership, financing, tax matters, relocation services, insurance purposes, estimation of liquidation value and divorce. The Company's customers for appraisals have included lending institutions, banks, attorneys, municipalities, relocation companies, government agencies, corporations and private individuals. The Company's errors and omissions insurance coverage also covers appraisal services. During 1995, the Company derived approximately 5% of its gross revenues from the furnishing of real estate appraisals versus 10% in 1994 and 12% in 1993.

New Services and Products

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


Marketing

     Services and products provided by the Company are utilized in substantially all commercial and residential real estate transactions. Therefore, its marketing efforts are directed primarily toward the persons who place the orders for such services and products in the typical real estate transaction or other real estate related activity attorneys, mortgage brokers, lenders, builders, and other persons and entities engaged in the real estate business generally.

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

Significant Customers

     During 1995, there were no customers accounting for more than 10% of the Company's gross revenues.

Industry Considerations and Seasonality

     The Company's business is related to the general real estate market and the fluctuations which occur therein. As a result of economic factors affecting the real estate industry, namely fluctuating interest rates, there was an increase in real estate transactions during 1993. Statistics compiled by the New York State Land Title Association indicate that, for New York State, the number of deeds and mortgages increased by an average of 8% as compared to 1992. The Company's revenues in this period declined, which the Company attributes to several competitive factors as well as a decrease in "home equity" or second mortgage transactions in favor of refinanced mortgages. Mortgage refinances continued during the first quarter of 1994 at which time long term interest rates were at very low levels. However, beginning in the second quarter and fearing an increase in the levels of inflation, the Federal Reserve Board began increasing interest rates. By year end 1994 there were an unprecedented number of consecutive monthly interest rate increases. As a direct result, deeds and mortgages recorded in New York State during 1994 fell by 7.18% as compared to 1993. As a consequence, the Company's revenues fell sharply causing the company to incur a significant net loss for the year ended December 31, 1994.

     Activity continued to be sluggish during 1995, when recorded deeds or mortgages fell by an average 11.50% from 1994 levels. Company revenues declined during 1995 by nearly 20% as a result of these factors. As a result of the plan developed by Company management subsequent to year end 1994 to significantly reduce the Company's overhead expense structure in order to improve operations and cash flow, the Company returned to profitability in 1995. There can be no assurance that these or other factors will enable the Company to maintain its revenue and profitability in periods of declining real estate activity.

     The demand for the Company's services and products is directly dependent upon the activity of the real estate market which, in turn, is closely related to changes in interest rates. Thus, the Company's business is cyclical as well as seasonal, with lowest volume when interest rates are high and in the winter and early spring.

Banking Relationship

  During 1995, Company management worked closely with bank officials and its public accounting firm to develop a plan to restructure Company expenses and improve operations and cash flow. On 12/13/95, the amount outstanding on the Company's note payable to a bank, $133,333, and $185,000 of the amount borrowed under its Line-of-Credit agreement were refinanced with the same bank. The note payable to the bank requires the Company to meet certain financial covenants at December 31, 1995 (see Note 5 of the Accompanying Consolidated Financial Statements as of December 31, 1995 and 1994).

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


Employees

     The Company and its subsidiaries employed approximately 66 persons at December 31, 1995, as compared to 94 in 1994 and 129 in 1993. Certain members of the Company's management must sign Confidentiality Agreements which prohibits the solicitation of information or resources to existing or potential competitors. The employees of the Company are not covered by any collective bargaining or other agreements and management believes its employee relations to be good.

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

     The principal elements of competition are accuracy and speed (response time). Prices for abstract and appraisal services are generally comparable among vendors. However, in recent years, the Company experienced significant price competition from new abstract companies entering its market areas. Prices for title insurance are standardized and regulated by the New York State Insurance Department which requires that rates be filed for approval by the New York State Title Insurance Rate Service Association, Inc. (TIRSA). Personal relationships are extremely important in retaining business and obtaining new business. Excellent service and reliability, which the Company believes it provides, are the principal means of developing and maintaining such relationships.

Item 2.   Properties

     Prior to July, 1995, principal offices of the Company were located at 80 West Main Street, Rochester, New York. These facilities, approximately 15,000 square feet, were leased from Wegman Building Associates, a partnership in which Messrs. Frank B., Bernard J. and Anthony M. Iacovangelo, directors and/or officers of the Company, are partners. Abstract had a one year lease for this space expiring on 12/31/95, which provided for an annual net rent of $68,000. However, effective 7/31/95, the Company moved its Rochester facilities to 370 East Avenue. These facilities are leased from Fitch Building Associates, another partnership in which Messrs. Frank B., Bernard J., and Anthony M. Iacovangelo are partners. Abstract now leases approximately 9,000 square feet of such space at a net annual rent of $72,000, pursuant to a lease expiring June 30, 2000. The Company believes that the terms of its rental are at least comparable to those which it might have obtained if dealing with a non-affiliated third person. Rent and common charges were approximately $72,000, $58,000 and $213,000 in 1995, 1994 and 1993, respectively. During 1994, total unpaid rent of $109,000 was forgiven by Wegman Building Associates and reflected as an extraordinary item. The Company owed approximately $20,000 for unpaid rent at December 31, 1995.

     In addition, the Company leases space for its branch offices in Buffalo (3,993 square feet), Albany (1,410 square feet), Syracuse (2,087 square feet), Lockport (625 square feet) and Binghamton (760 square feet). The building which houses the Utica branch (2,000 square feet) was sold by the Company in 1994. Per this agreement, the Company was allowed to operate from this location on a month-to-month tenancy through July 1, 1995. Effective August 1, 1996, the Company entered into a lease for 1,611 square feet in a nearby office building for its Utica Branch office.

     The Company also leases space in the County Clerk's offices in Monroe, Erie, Onondaga and Niagara counties, and occupies space in the County Clerk's office in Oneida County.

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

Executive Officers of Registrant

     The executive officers of the Company are as follows:

     Name                     Age    Position with the Company
     ----                     ---    -------------------------
     Frank B. Iacovangelo     56     President, Treasurer and Director

     Bernard J. Iacovangelo   48     Vice President, Secretary and
                                     Director

     William S. Gagliano      46     Executive Vice President and
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

     Messrs. Frank and Bernard Iacovangelo are brothers.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Security
             Holder Matters

     There is a very limited trading in the Company's Common Stock. The range of high and low bid prices and high and low asked prices for the years 1993, 1994 and 1995 is shown below, as reported by the National Quotations Bureau, Inc. and as adjusted to reflect the Company's one for four (1 for 4) reverse stock split which became effective July 31, 1992.

                                COMMON STOCK DATA

     1993                          BID                   ASKED
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

     1995

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

     The Company's agreement with its Bank places a restriction on its payment of dividends. No dividends were declared or paid during 1993, 1994 or 1995.

     On December 31, 1995, the Company had 1,210 holders of record of its common stock.

Item 6.      SELECTED FINANCIAL DATA

               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARIES

                             SELECTED FINANCIAL DATA

                                      1995     1994      1993     1992     1991
                                    -------  -------   -------  -------  -------
STATEMENT OF OPERATIONS DATA:

   Revenue .......................  $ 3,822  $ 4,780   $ 5,828  $ 6,818  $ 5,505

   Income (loss) before taxes ....       99     (581)       66       33      312

   Net income (loss) .............       97     (469)       56       25      288

   Net income (loss) per share (1)  $   .03  $  (.14)  $   .02  $   .01  $   .08

BALANCE SHEET DATA:

   Total assets ..................  $ 1,240  $ 1,315   $ 1,804  $ 1,584  $ 1,685

   Long-term obligations .........      202      564       507      625      271

   Stockholders' investment ......       56      (42)      427      377      345

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


     In 1995, the operations of the Company generated cash of $210,839. This cash flow, along with cash reserves of $28,932, was sufficient to fund investments in assets of $38,881 and a net debt reduction of $138,099. The cash flow from operations of $52,351 funded investments in assets of $62,399 and a net debt reduction of $60,672 in 1994. During the calendar year 1993, an operating cash flow of $216,118 funded an investment in assets and a corresponding decrease in debt financing of $147,597 and $21,832, respectively.

     Cash Flow From Operations. The cash provided by operations was greater in 1995, being $210,839 versus $52,351 in 1994. This change was primarily due to a $97,384 net profit incurred in 1995 as compared to a substantial net loss of $469,030 in the previous year. The positive impact from increases in the provision for bad debts and non-cash depreciation and amortization expense, as well as a non-cash loss on property disposal, further enhanced the sizable $97,384 net profit incurred in 1995. The cash provided by operations in 1994 was lower than the 1993 amount of $216,118. This was primarily due to a decrease in accounts payable and a significant net loss in 1994.

     Cash Flow from Investing Activities. The Company made capital expenditures of $39,325, $31,469, and $103,108 in 1995, 1994 and 1993 respectively, primarily related to computer system to computer system upgrades and furniture and fixture purchases at various Company locations. Whereas the company made investments in its title plant in 1994 and 1993 of $36,985 and $44,013, respectively to support its ongoing business, no such commitment was made during the 1995 year.

     As of December 31, 1995, the Company had no material purchase commitments. In the past, the company has acquired other businesses for cash, notes and common stock. Additional acquisitions may be made in the future. These acquisitions may be made, in part or in whole, for cash.

     Cash Flow from Financing Activities. Primary cash flows from financing activities relate to changes in financing under lines-of-credit, notes payable and advances by principal stockholders. On December 13, 1995, the amount outstanding on the note payable to a bank of $133,333, and $185,000 of the amount borrowed under its line-of-credit agreement were refinanced with the same bank. The note payable and line-of-credit have been classified in accordance with the new agreement as of December 31, 1995. The terms of the bank note require the Company to meet certain financial covenants at December 31, 1995. These ratios are adjusted on a quarterly or semi-annual basis during 1996 and thereafter. The covenants, ratios and terms of the agreement can be found in note #5 of the accompanying financial statements. The agreement also limits the Company's ability to make acquisitions, pay dividends, and make capital expenditures. In addition, the company is required to submit certain financial information on a periodic basis.

     At December 31, 1995, the Company was not in compliance with the current ratio, net income requirement and debt service ratio. Subsequent to year end, the Company obtained a waiver from the bank for these covenants as of December

31, 1995. The Company is currently in the process of renegotiating the covenants of this note. Since these negotiations have not yet been completed, this note has been classified as current in the accompanying consolidated balance sheets at December 31, 1995.

     Future maturities of the debt described above are as follows:

              1996 .................................$  331,211
              1997 .................................     1,674
                                                    ----------
                                                       332,885
                                                    ==========

     The Company may borrow up to $50,000 under the terms of a line-of-credit agreement with a bank through October 31, 1997. Amounts borrowed bear interest at the bank's prime interest rate plus 1% and are collateralized by substantially all assets of the Company. At December 31, 1995, there was $35,000 outstanding under the terms of this line-of-credit.

     At December 31, 1994, there was $235,000 outstanding on the Company's former line-of-credit with the same bank. On December 13, 1995, $185,000 of the amount borrowed under this line-of-credit was refinanced as part of the note payable to the same bank.

     The Company also has available an unsecured line of credit of $100,000 with a bank with interest an amounts borrowed at the bank's prime rate plus 1%. There were no borrowings as of the years ended December 31, 1993, 1994 and 1995. Borrowings under this line of credit are personally guaranteed by the Company's principal officers/stockholders.

     The company repaid $150,599, $164,033, and $179,215 under its long-term debt agreements in 1995, 1994 and 1993, respectively. While long-term borrowings were $8,361 and $41,693 in 1994 and 1993 respectively, no additional borrowing activity existed for the 1995 year. At December 31, 1995, the Company owed $227,500 to a principal stockholder/director. For the years ended 1994 and 1993, this indebtedness amounted to

$200,000. This debt bears interest at the prime rate plus three percent (3%) and has no set repayment terms, however, the principal stockholder has agreed not to require payment prior to January, 1997.

     The Company expects the cash flow generated from operations and bank lines-of-credit currently available to be sufficient to meet its anticipated working capital and fixed capital expenditure needs for the next twelve months.

     The Company believes that the impact of inflation on its results from operations has been and will continue to be minimal due to the recent stability of the economy.

2.  Results of Operations


     (a)  Percentage Comparison

     The following table presents certain financial data derived from the consolidated statements of operations of the Company for the years ended December 31, 1995, 1994 and 1993, expressed as a percentage of total revenues.

                                       Percentage of Total Revenues
                                         Years Ended December 31
                                  --------------------------------------
                                  1995            1994              1993
                                  ----            ----              ----
Title insurance premiums         42.13%           41.15%            31.88%
Abstract/appraisal fees          57.87            58.85             68.12
                                ------           ------            ------
Total revenues                  100.00           100.00            100.00

Direct costs of revenue         (20.90)          (21.87)           (16.80)
                                ------           ------            ------
Gross profit                     79.10            78.13             83.20

Operating expenses:
     Personnel costs            (51.18)          (61.77)           (56.61)
     Other operating expenses    22.18            27.01             24.33
                                ------           ------            ------

Operating income/(loss)           5.54           (10.65)             2.26
Other expenses                   (2.94)            (.14)            (1.13)
Income tax expense                (.05)             .98              (.17)
                                ------           ------            ------
Net income/loss                   2.55%           (9.81)%             .96%
                                ======           ======            ======

     (b)  Operating Revenues

     Combined revenues of the Company decreased 17.99% from $5,828,136 for the year ended December 31, 1993 to $4,779,546 for the year ended December 31, 1994. The combined revenues further decreased approximately 20.03% to $3,822,215 for the year ended December 31, 1995.

     The company experienced a revenue decrease in 1993 and 1994 due to strong competition within the abstract and title insurance industry, a weaker demand for home equity (second mortgage) loans, and the continuance of a sluggish real estate market in the northeast. This trend continued in a slightly less dramatic fashion in 1995 as the housing market began to rebound in the areas where the Company does business. The Company expects total revenues to increase during 1995 as consumer confidence continues to increase and as the volume of orders increases from those customers lost to lower-priced non-performing competitors.

     Specifically, revenue from title insurance premiums decreased by 18.13%

during 1995 to $1,610,147 versus $1,966,849 in 1994. This occurred despite a slight increase in 1994 of 5.81% from $1,858,264 realized in 1993. Even though a minimal increase in title sales was recognized for 1994, a significant decline in title searches and appraisal sales caused an overall decline in gross revenues of the Company. In 1995, correlating declines were recognized in both areas of revenue. Abstract and appraisal service revenues declined from $3,969,872 to $2,812,697 to $2,212,068 in 1993, 1994 and 1995, respectively.
These fluctuations represented a 29.15% reduction in abstract and appraisal revenues from 1993 to 1994 and a corresponding reduction of 21.35% from 1994 to 1995. As stated earlier, the decline in this segment of the Company's revenues from the years ended 1993 to 1995 resulted from more intense competition within the industry in addition to a lower volume of home equity (second mortgages) loans. The Company is able to provide appraisals on real properties under an exclusive arrangement with a local appraisal company. As a percentage of total revenue, appraisal income has fallen from twelve (12%) of total revenues in 1993 to ten (10%) in 1994. Appraisal revenues decreased significantly from $701,540 in 1993 to $464,787 in 1994. A further decrease of 58% occurred in 1995 as appraisal revenues fell sharply to $194,460. These decreases were associated with the decreased volume of abstract and title orders.

     (c)  Direct Costs of Revenue

     Direct costs of revenue consist to commissions paid to underwriters of title insurance and subcontractor costs paid to other title companies and to appraisers. As a result of a decrease in the volume of title search and appraisal orders in the geographic areas where the company does not have a direct operation, as well as the positive aspect of producing a higher percentage of orders using its own work force, direct costs of revenue have decreased dramatically by 24% from $1,045,319 in 1994 to $798,897 in 1995. From 1993 to 1994, these same costs increased by 21.87% due amounts paid to company paid closing attorney agents used primarily in Western New York State.

     (d)  Operating Expenses

     Direct and indirect personnel costs and other operating expenses are incurred in connection with producing title searches and title examinations, maintaining the Company's title plant, and providing real estate appraisals. Total operating expenses decreased from $4,717,398 for the year ended December 31, 1993 to $4,228,331 for the same period in 1994. Operating expenses further declined in 1995 to $2,811,810. These decreases were primarily attributable to declining payroll costs associated with a reduction in staffing requirements as the demand for the Company's decreased.

     In 1994, gross payroll and benefits amounted to $2,952,187 as compared to $3,299,116 in 1993. For the same period, office supplies including postage decreases from $237,238 to $173,122. The decrease in operating expenses experienced by the Company in 1994 and 1995 was attributable to a cost containment and downsizing program implemented as a result of a lower than anticipated sales volume. The significant decreases in expense for 1995 are shown in the table below.

     Expense Item                        1995                       1994
     ------------                        ----                       ----

     Gross payroll & benefits        $1,956,156                $2,952,187

     Dues & subscriptions                 6,655                    17,061

     Office supplies & postage           97,612                   173,122

     Travel expenses                     35,103                    85,938


     As with any service company, the major item of expense and corresponding increase in expense level associated with the Company's operations is gross payroll and employee benefits. As a percentage of revenues, personnel costs and other operating expenses represented 74% in 1995, 89% in 1994, and 81% in 1993. The increase experienced in the 1994 calendar year resulted from a constant level of payroll expenditures versus a decreasing revenue base. This diminishing revenue base was attributable to a period of increasing interest rates for mortgage loans during the second half of 1994 and an increased level of competitiveness within the industry. Whereas the revenue base remained fairly stable following more traditional trends, through the 1995 calendar year, the Company was able to control payroll expenditures in a much more effective manner. The Company is continuing a strategic emphasis on productivity, geographic full service, and total quality standards. The Company's work force has decreased significantly from 94 in 1994 to 75 in 1995.

     Based on a decrease in sales order volume, income from operations for 1995 was $211,508 verses a sizable loss from operations of $494,104 in 1994. Net income was $97,384 for the 1995 calendar year whereas a corresponding net loss in the amount of $469,030 was recognized for 1994. In 1994, the Company suffered a significant decrease in income from operations and net income due to the economic downturn of the real estate market caused by increasing interest rates. The loss from normal operations of $534,030 was reduced from a $65,000 gain relating to the early extinguishment of debt from a related party to arrive at the net loss mentioned above for 1994. In 1995, the Company fully implemented cost cutting measures to ensure the profitability of the business. As a result, income from normal operations and net income represented sizable improvements from the previous years figures.

Item 8.   Financial Statements and Supplementary Data


     The information required by this item is incorporated herein by reference to pages 35 to 53 of this Form 10-K and are indexed under Item 14(a)(1). See also the Financial Statement Schedules appearing herein, as indexed under Item 14(a)(2).

Item 9.   Disagreements on Accounting and Financial Disclosure

     There have been no disagreements on accounting and financial disclosure matters.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

     The following table names the directors and indicates their age, their position with the Company or their principal occupation or employment, and the approximate number of shares of Common Stock beneficially owned by each director and all directors and officers as a group as of December 31, 1995.

                                                      Shares of
                   Position with the                 Common Stock     Percent
                   Company or Princi-    Director    Beneficially       of
Name          Age    pal Occupation       Since         Owned          Class
- ----          ---  ------------------    --------    ------------     -------
Frank B.      56   President and           1987       1,366,339 (3)    40.92%
Iacovangelo        Treasurer (1)

Bernard J.    48   Vice President          1987       1,376,339 (4)    41.22%
Iacovangelo        Secretary (1)

William S.    46   Executive Vice          1992         140,758 (5)     4.22%
Gagliano           President and
                   Director (1)

Anthony M.    55   President, director     1987          87,913 (6)     2.64%
Iacovangelo        and principal share-
                   holder of Faber
                   Construction Co., Inc.
                   Rochester,  NY  (2)


All Directors and Officers of the                     2,971,349        88.99%
Company as a group (four persons)                    (3)(4)(5)(6)

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

          Name and                  Annual Compensation (1)
     Principal Position             -----------------------
     ------------------                 Yearly Salary
                                        -------------
     Frank B. Iacovangelo             1995  --   - 0 -
     President, Chief                 1994  --  $61,800
     Executive Officer                1993  --  $21,923
     and Treasurer

- ----------
(1) Mr. Iacovangelo receives no other compensation or benefits from the Company.

He neither received nor exercised any options during 1995 and he held no options at December 31, 1995.

     Remuneration of Directors

     During 1995, directors of the Company received no cash remuneration for serving as directors or as members of committees.

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

            Employment Agreements

     Employment agreements between the Company and each of Messrs. Frank B. Iacovangelo, Bernard J. Iacovangelo and William S. Gagliano provide for employment terms which commenced January 1, 1992, year to year indefinite renewal terms subject to either the Company or the employee electing not to renew, as amended, minimum base salaries of $60,000 per year in the case of Frank Iacovangelo, $52,000 per year in the case of Bernard J. Iacovangelo and $75,000 in the case of Mr. Gagliano, additional salary and bonus compensation to be determined by the Board of Directors of the Company in its sole discretion, and restrictions against competition with the Company. Messrs. Frank B. Iacovangelo, Bernard J. Iacovangelo and William S. Gagliano received $ -0- ,
$ -0- and $69,378 respectively during 1994.


Item 12.  Security Ownership of Certain Beneficial owners and Management

     On December 31, 1995, the Company had outstanding and entitled to vote with respect to all matters to be acted upon at the Annual Meeting of Stockholders, 3,343,733 shares of Common Stock ($.04 par value). Each share of Common Stock is entitled to one vote. The Company currently has no other outstanding class of equity securities.

     The following table sets forth information as of December 31, 1995 showing all persons who, to the Company's knowledge, were beneficial owners of 5% or more of any class of its shares. All persons listed below have sole voting and investment power with respect to their shares unless otherwise indicated.

                              Amount and Nature of             Percent of
Name and Address              Beneficial Ownership               Class
- --------------------------------------------------------------------------
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

Item 13.  Certain Relationships and Related Transactions


     The principal offices of the Company are located at 370 East Avenue, Rochester, New York. These facilities are leased from Fitch Building Associates, a partnership in which Messrs. Frank B., Bernard J., and Anthony M. Iacovangelo, directors and/or officers of the Company, are partners. Four Corners Abstract Corporation ("FCAC"), a subsidiary of the Company, currently leases approximately 9,000 square feet of such space, pursuant to a lease expiring on June 30, 2000. Effective July 1, 1995, the lease agreement requires annual rental payments of $72,000.

     Annual rental payments, pursuant to the lease, including common area charges, were approximately $72,000, $58,000 and $213,000 in 1995, 1994, and
1993 respectively. During 1994, total unpaid rent of $109,000 was forgiven by the related partners. The Company owed approximately $66,000 for unpaid rent at December 31, 1993, and approximately $20,000 at December 31, 1995.

     Messrs. Frank and Bernard Iacovangelo, officers and directors of the Company, are members of the law firm of Gallo & Iacovangelo, general counsel to the Company.

     During 1995, 1994 and 1993, Frank Iacovangelo, President of the Company, made advances to the Company. The advances bear interest at the prime rate plus 3% and repayment is subordinated to the amounts outstanding under the Company's line of credit agreements. Mr. Iacovangelo has agreed not to require payment of these advances through January 1, 1996. At December 31, 1995, December 31, 1994 and December 31, 1993, $200,000, was outstanding. In 1995, the Company paid Mr. Iacovangelo $15,180.13 in interest.

     In 1995, 1994 and 1993, approximately 4% of the Company's revenue was derived from the law firm of Gallo and Iacovangelo. At December 31, 1995, 1994, and 1993, the Company was owed $36,742, $59,284 and $57,966 respectively, from Gallo and Iacovangelo. Rates charged were comparable to those charged similar customers.

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on
                     Form 8-K

     (a) The following documents are filed as a part of this report and as response to Item 8:

     (1)        Financial Statements

                - Auditors' Report dated February 23, 1996

                - Consolidated Balance Sheets - December 31, 1995 and 1994

                - Consolidated Statements of Income for the Years Ended
                  December 31, 1995, 1994 and 1993

                - Consolidated Statements of Changes in Stockholders'
                  Investment for the Years Ended December 31, 1995, 1994
                  and 1993

                - Consolidated Statements of Cash Flows for the Years
                  Ended December 31, 1995, 1994 and 1993

                - Notes to Consolidated Financial Statements (1) through (9)

     (2)        Financial Statement Schedules

                - Auditors' Report Dated February 23, 1996

                - Schedule II - Amounts Receivable From Related Parties for the
                  Years Ended December 31, 1995, 1994 and 1993

                - Schedule VIII - Valuation and Qualifying Accounts for the
                  Years Ended December 31, 1995, 1994 and 1993

                - Schedule IX - Short-Term Borrowings for the Years Ended
                  December 31, 1995, 1994 and 1993

(3)   Exhibits

     (a)

            10.1     Waiver of Covenant(s) Letter from Marine Midland Bank

                     dated Nay 15, 1996.

            10.2 Asset purchase agreement dated September 27, 1995, by and between Rynne, Murphy and Associates, Inc. and Four Corners Abstract Corporation.

            10.3 Lease agreement dated June 15, 1995, by and between Baraka Realty Company and Four Corners Abstract Corporation for property located at 36 Bank Place, Utica, NY.

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

Dated:  May 30, 1996                    FOUR CORNERS FINANCIAL CORPORATION


By:         /s/Frank B. Iacovangelo
            Frank B. Iacovangelo, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities on the dates indicated.




/s/Frank B. Iacovangelo                                         May 30, 1996
- ---------------------------------
Frank B. Iacovangelo
President, Treasurer and Director
(Chief Executive Officer and
Chief Financial Officer




/s/William S. Gagliano                                          May  30, 1996
- ---------------------------------
William S. Gagliano
Executive Vice President, Chief
Accounting Officer and Director




/s/Bernard J. Iacovangelo                                       May  29, 1996
- ---------------------------------
Bernard J. Iacovangelo
Vice President, Secretary and
Director




/s/Anthony M. Iacovangelo                                       May 29, 1996
- ---------------------------------
Anthony M. Iacovangelo
Director

                       FOUR CORNERS FINANCIAL CORPORATION

                                AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1995 AND 1994

                                  TOGETHER WITH

                          INDEPENDENT AUDITORS' REPORT

                          INDEPENDENT AUDITORS' REPORT

                                                             February 23, 1996
To the Stockholders of

      Four Corners Financial Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Four Corners Financial Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' investment, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Four Corners Financial Corporation and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994


                                     ASSETS
                                                         1995            1994
                                                         ----            ----
CURRENT ASSETS:
  Cash                                               $   62,791       $  28,932
  Cash - escrow deposits                                 90,403          70,633
  Accounts receivable, net of allowance for
    doubtful accounts of $84,000 and $100,000 in
    1995 and 1994, respectively                         464,288         478,094
  Prepaid expenses                                       13,316           9,090
  Other receivables                                         893           1,085
  Current portion of note receivable                      2,500               -
  Income tax receivable                                       -           6,725
                                                     ----------       ---------
    Total current assets                                634,191         594,559
                                                     ----------       ---------
PROPERTY AND EQUIPMENT, net                             195,940         305,358
                                                     ----------       ---------
 OTHER ASSETS:
  Note receivable, net of current portion                10,000               -
  Cash value of officer life insurance                   17,616          20,070
  Intangible assets, net of accumulated
    amortization of $95,924 in 1995 and
    $81,269 in 1994                                           -          14,655
  Other assets                                           15,256          13,246
                                                     ----------       ---------
                                                         42,872          47,971
                                                     ----------       ---------
TITLE PLANT                                             367,283         367,283
                                                     ----------       ---------
                                                     $1,240,286      $1,315,171
                                                     ==========      ==========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                                        1995            1994
                                                      -------          ------
CURRENT LIABILITIES:
Lines-of-credit                                    $    35,000      $   50,000
  Current portion of notes payable                     331,211         106,745
  Current portion of obligations under
    capital leases                                      32,738          45,805
 Notes payable to officers/principal stockholders       27,500               -
 Accounts payable                                      393,179         455,866
 Accounts payable - related parties                     20,000               -
 Escrow deposits                                        90,403          70,633
 Other accrued expenses                                 50,886          63,639

 Accrued income taxes                                    1,500               -
                                                    ----------      ----------
   Total current liabilities                           982,417         792,688
                                                    ----------      ----------

LONG-TERM LIABILITIES:
  Notes payable, net of current portion                  1,674         330,937
  Obligations under capital leases, net
    of current portion                                     590          33,325
  Subordinated debt due to officer/principal
    stockholder                                        200,000         200,000
                                                    ----------      ----------
      Total long-term liabilities                      202,264         564,262
                                                    ----------      ----------
      Total liabilities                              1,184,681       1,356,950
                                                    ----------      ----------
STOCKHOLDERS' INVESTMENT:
  Common stock, $.04 par value, 15,000,000
    shares authorized, 3,348,733 issued in 1995
    and 1994 and 3,343,733 outstanding in 1995
    and 1994                                           133,752         133,752
  Additional paid-in capital                           835,402         835,402
  Accumulated deficit                                 (907,924)     (1,005,308)
                                                    ----------      ----------
                                                        61,230         (36,154)
  Less:  Treasury stock at cost, 5,000 shares           (5,625)         (5,625)
                                                    ----------      ----------

   Total stockholders' investment                       55,605         (41,779)
                                                    ----------      ----------
                                                    $1,240,286      $1,315,171
                                                    ==========      ==========

 The accompanying notes are an integral part of these consolidated statements.

               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                    1995          1994          1993
                                                    ----          ----          ----
REVENUE:
  Title insurance premiums                      $ 1,610,147   $ 1,966,849   $ 1,858,264
  Abstract and appraisal services                 2,212,068     2,812,697     3,969,872
                                                -----------   -----------   -----------
                                                  3,822,215     4,779,546     5,828,136
                                                -----------   -----------   -----------
DIRECT COSTS OF REVENUE:

  Title insurance premiums                         (508,784)     (539,390)     (351,015)
  Abstract and appraisal services                  (290,113)     (505,929)     (627,853)
                                                -----------   -----------   -----------
                                                   (798,897)   (1,045,319)     (978,868)
                                                -----------   -----------   -----------
   Gross profit                                   3,023,318     3,734,227     4,849,268

OPERATING EXPENSES                               (2,811,810)   (4,228,331)   (4,717,398)
                                                -----------   -----------   -----------
   Income (loss) from operations                    211,508      (494,104)      131,870
                                                -----------   -----------   -----------
OTHER EXPENSES:
  Interest                                          (72,028)      (71,845)      (66,063)
  Loss on disposal of property                      (40,596)      (14,932)         --
                                                -----------   -----------   -----------
                                                   (112,624)      (86,777)      (66,063)
                                                -----------   -----------   -----------
   Income (loss) before income taxes
     and extraordinary item                          98,884      (580,881)       65,807

BENEFIT FROM (PROVISION FOR) INCOME TAXES            (1,500)       46,851        (9,794)
                                                -----------   -----------   -----------
   Income (loss) before extraordinary item           97,384      (534,030)       56,013

EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF
 DEBT, net of income tax of $44,000                    --          65,000          --
                                                -----------   -----------   -----------
NET INCOME (LOSS)                               $    97,384   $  (469,030)  $    56,013
                                                ===========   ===========   ===========
NET INCOME (LOSS) PER SHARE:
 Income (loss) before extraordinary item        $       .03   $      (.16)  $       .02
 Extraordinary item                                    --             .02          --
                                                -----------   -----------   -----------
 Net income (loss) per share                    $       .03   $      (.14)  $       .02
                                                ===========   ===========   ===========

 The accompanying notes are an integral part of these consolidated statements.

               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                Common Stock       Additional                                 Total
                                            --------------------    Paid-in     Accumulated    Treasury   Stockholders'
                                             Shares     Amount      Capital       Deficit       Stock      Investment
                                           ---------   ---------   ---------    ----------    ----------   ----------

BALANCE - December 31, 1992                3,347,473   $ 133,702   $ 835,137    $ (592,291)   $        -   $ 376,548
 Shares issued in exchange for Mid-State
  Abstract Corporation stock                   1,260          50         265             -             -         315
 Purchase of treasury stock                        -           -           -             -        (5,625)     (5,625)
 Net income                                        -           -           -        56,013             -      56,013
                                           ---------   ---------   ---------    ----------    ----------   ---------
BALANCE - December 31, 1993                3,348,733     133,752     835,402      (536,278)       (5,625)    427,251
 Net loss                                          -           -           -      (469,030)            -    (469,030)
                                           ---------   ---------   ---------    ----------    ----------   ---------
BALANCE - December 31, 1994                3,348,733     133,752     835,402    (1,005,308)       (5,625)    (41,779)
 Net income                                        -           -           -        97,384             -      97,384
                                           ---------   ---------   ---------    ----------    ----------   ---------
BALANCE - December 31, 1995                3,348,733   $ 133,752   $ 835,402    $ (907,924)   $   (5,625)  $  55,605
                                           =========   =========   =========    ==========    ==========   =========

 The accompanying notes are an integral part of these consolidated statements.

               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                        1995         1994         1993
                                                                      ---------    ---------    ---------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income (loss) before extraordinary item                          $  97,384    $(534,030)   $  56,013
 Adjustments to reconcile net income (loss) before extraordinary item to net cash flow from operating activities:
     Extraordinary item - gain on extinguishment of debt                   --         65,000         --
     Provision for bad debts                                             75,675      121,678       33,533
     Loss on disposal of property                                        40,596       14,932         --
     Depreciation and amortization                                      110,302      124,442      124,788
     Changes in:
         Accounts receivable                                            (61,869)     243,605     (152,690)
         Prepaid expenses                                                (4,226)        (142)      (2,983)
         Other receivables                                                  192       31,044      (26,489)
         Income tax receivable                                            6,725       (6,725)      21,718
         Accounts payable                                               (42,687)      29,028      124,288
         Other accrued expenses                                         (12,753)     (29,881)      31,340
         Accrued income taxes                                             1,500       (6,600)       6,600
                                                                      ---------    ---------    ---------
           Net cash flow from operating activities                      210,839       52,351      216,118
                                                                      ---------    ---------    ---------
CASH FLOW FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                    (39,325)     (31,469)    (103,108)
 Proceeds from sale of property and equipment                              --         24,500         --

 Change in other assets                                                  (2,010)       1,625         (476)
 Change in cash value of officer life insurance                           2,454      (20,070)        --
 Investment in title plant                                                 --        (36,985)     (44,013)
                                                                      ---------    ---------    ---------
          Net cash flow from investing activities                       (38,881)     (62,399)    (147,597)
                                                                      ---------    ---------    ---------
CASH FLOW FROM FINANCING ACTIVITIES:
 Change in lines-of-credit                                              (15,000)      95,000      115,000
 Borrowings on notes payable                                               --          8,361       41,693
 Increase in notes payable to officers/principal stockholders            27,500         --           --
 Repayment of notes payable and obligations under capital leases       (150,599)    (164,033)    (179,215)
 Increase in subordinated debt due to officer/principal stockholder        --           --          6,000
 Issuance of common stock                                                  --           --            315
 Purchase of treasury stock                                                --           --         (5,625)
                                                                      ---------    ---------    ---------
          Net cash flow from financing activities                      (138,099)     (60,672)     (21,832)
                                                                      ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH                                          33,859      (70,720)      46,689
CASH - beginning of year                                                 28,932       99,652       52,963
                                                                      ---------    ---------    ---------
CASH - end of year                                                    $  62,791    $  28,932    $  99,652
                                                                      =========    =========    =========

 The accompanying notes are an integral part of these consolidated statements.

               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


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

     Cash -

     The Company maintains its cash in demand deposit and money market accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk with respect to these accounts.

     Escrow Deposits -

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

     Property and Equipment -

     Property and equipment is stated at cost and is depreciated using accelerated and straight-line methods over the following useful lives:

     Building and improvements                          15 - 31.5 years
     Furniture and equipment                               3 - 10 years
     Vehicles                                                   5 years

     Leasehold improvements                               Term of lease


(2)  Summary of Significant Accounting Policies (Continued)

     Property and Equipment - (Continued)

     At the time of retirement or other disposition of property, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statement of operations. Repairs and maintenance costs are charged to expense when incurred.

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

     Revenue Recognition -

     Title insurance is provided to purchasers or financers of real property. The related revenue is recognized when policies become effective, generally at the property or mortgage loan closing. Under terms of the Company's agreements with its title insurance underwriters, a commission of 15 - 20% is paid to its underwriter on all title insurance policies written. Pricing is based on a rate schedule established by the Insurance Department of the State of New York which provides for varying rates for services rendered. Commission expense is reflected as a direct cost of title insurance revenue in the statements of operations.

     The Company also performs title abstract research and prepares appraisals on real properties. Abstract and appraisal revenue is recognized as earned. Direct costs of abstract and appraisal revenue include the cost of work performed by subcontractors in geographical areas where the Company does not maintain an office, among other direct costs.


     Estimates -

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from these estimates.

(2)  Summary of Significant Accounting Policies (Continued)

     Net Income Per Share -

     Net income per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during the periods. The weighted average number of shares outstanding is as follows:

                                             1995          1994          1993
                                             ----          ----          ----
      Average number of common shares
       outstanding:
        Common shares                      3,343,733     3,343,733     3,343,804
        Common equivalent shares                --            --         147,752
                                           ---------     ---------     ---------
                                           3,343,733     3,343,733     3,491,556
                                           =========     =========     =========

     Fully diluted earnings per share did not differ materially from primary earnings per share in any of these three years. Common equivalent shares have not been considered in the calculation of average number of common shares outstanding for 1995 as there were no outstanding stock options and for 1994 as the effect would be anti-dilutive.

     Reclassifications -

     Certain reclassifications have been made to the 1994 statements to conform to the current year presentation.

(3)  Property and Equipment

     Property and equipment consisted of the following at December 31:

                                                  1995                1994
                                                  ----                ----
     Furniture and equipment                  $  888,641           $  986,630
     Vehicles                                     96,734               96,732
     Leasehold improvements                       44,502               58,770
                                              ----------           ----------
                                               1,029,877            1,142,132
     Less:  Accumulated depreciation and

            amortization                        (833,937)            (836,774)
                                              ----------           ----------
                                              $  195,940           $  305,358
                                              ==========           ==========

     During 1994, the Company entered into capital lease obligations totalling $24,107. The assets related to these obligations are included as part of property and equipment.

     Depreciation and amortization expense for 1995, 1994 and 1993 was $95,648, $109,839, and $108,287 respectively.

(4)  Income Taxes

     During 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 requires an asset and liability approach to measuring deferred income taxes. Previous standards required an income statement approach.

     The (benefit from) provision for income taxes consisted of the following at December 31:

                                        1995             1994             1993
                                        ----             ----             ----
     Federal:
       Current                        $   --           $ (4,200)        $  5,000
       Deferred                           --            (37,400)            --

     State:
       Current                           1,500            1,349            4,794
       Deferred                           --             (6,600)            --
                                      --------         --------         --------
                                      $  1,500         $(46,851)        $  9,794
                                      ========         ========         ========

     Income tax expense for 1995, 1994 and 1993 differs from the expected tax expense, computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes as follows:

                                               1995         1994         1993
                                               ----         ----         ----
     Expected tax expense (benefit)         $  33,000    $(139,000)   $  22,500

     Effect of graduated Federal rates        (21,000)        --        (12,000)

     State income taxes, net of Federal
      income tax benefit                        1,000      (23,000)       3,100

     Change of valuation allowance             (8,000)     123,000       (3,800)


     Other, net                                (3,500)      (7,851)          (6)
                                            ---------    ---------    ---------
                                            $   1,500    $ (46,851)   $   9,794
                                            =========    =========    =========

     At December 31, 1995, the Company has available a net operating loss carryforward of approximately $360,000. This net operating loss carryforward will begin to expire in 2002. The Company has recorded a valuation allowance equal to the deferred tax asset related to the carryforward.

     Taxes paid in 1995, 1994 and 1993 were $1,102, $3,425 and $5,096, respectively.

(5)  Financing Arrangements

     Notes Payable -

     Notes payable consisted of the following at December 31:

                                                            1995         1994
                                                            ----         ----
     Note payable to a bank with monthly principal
     payments of $7,674 through October, 1997 and
     $6,230 through October, 1999, plus interest
     at the bank's prime rate plus 1.25%. This
     note is guaranteed by the
     officers/stockholders of the Company and is
     collateralized by substantially all of the
     Company's assets.                                   $ 318,333    $ 410,000

     Various notes payable with aggregate monthly
     installments of $1,391, including interest at
     rates ranging from 8% to 9%. These notes
     mature through June, 1997 and are
     collateralized by the related equipment.               14,552       27,682
                                                         ---------    ---------
                                                           332,885      437,682
     Less:  Current portion                               (331,211)    (106,745)
                                                         ---------    ---------
                                                         $   1,674    $ 330,937
                                                         =========    =========

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

     a. Working capital deficit of not more than $140,000,
     b. Current ratio of at least .85 to 1,
     c. Minimum tangible net worth of at least $250,000,
     d. Total liabilities to tangible net worth of not more than 3.9 to 1,
     e. Net income before taxes of $110,000, and
     f. Debt service ratio of not less than 1.75 to 1.

     These ratios are adjusted on a quarterly or semi-annual basis during 1996 and thereafter. The agreement also limits the Company's ability to make acquisitions, pay dividends and make capital expenditures, and requires the Company to submit certain financial information.


(5)  Financing Arrangements (Continued)

     Notes Payable (Continued) -

     At December 31, 1995, the Company was not in compliance with the current ratio, net income requirement and debt service ratio. Subsequent to year end, the Company obtained a waiver from the bank for these covenants as of December 31, 1995. The Company is currently in the process of renegotiating the covenants of this note. These negotiations have not yet been completed. As a result, this note has been classified as current in the accompanying consolidated balance sheets at December 31, 1995.

     Future maturities of long-term debt are as follows:

          1996..........................................   $   331,211
          1997..........................................         1,674
                                                           -----------
                                                           $   332,885
                                                           ===========

     Obligations Under Capital Leases -

     The Company has entered into capital lease agreements for certain of its equipment. These obligations consisted of the following at December 31:

                                                            1995         1994
                                                            ----         ----
     Various leases payable with aggregate monthly
     installments of $4,257, including interest at
     rates ranging from 8.4% to 13.1%. These
     leases mature through January, 1997 and are
     collateralized by the related equipment              $ 33,328     $ 79,130

      Less:  Current portion                               (32,738)     (45,805)
                                                          --------     --------
                                                          $    590     $ 33,325
                                                          ========     ========

     The following is a schedule of future minimum lease payments under the capital lease obligations together with the present value of the minimum lease payments at December 31, 1995:

     1996 ............................................    $ 34,363
     1997 ............................................         597
                                                          --------
     Total minimum lease payments                           34,960

     Less:  Amount representing interest                    (1,632)
                                                          --------
     Present value of future minimum
       lease payments under capital
       lease obligations                                  $ 33,328
                                                          ========

     Lines-of-Credit -

     The Company may borrow up to $50,000 under the terms of a line-of-credit agreement with a bank through October 31, 1997. Amounts borrowed bear interest at the bank's prime interest rate plus 1% and are collateralized by substantially all assets of the Company and are guaranteed by the officers/stockholders of the Company. At December 31, 1995, there was $35,000 outstanding under the terms of this line-of-credit.

     At December 31, 1994, there was $235,000 outstanding on the Company's former line-of-credit with the same bank. On December 13, 1995, $185,000 of the amount borrowed under this line-of-credit was refinanced as part of the note payable to the same bank.

     The Company may also borrow up to $100,000 under the terms of an unsecured line-of-credit with another bank. Amounts borrowed bear interest at the bank's prime interest rate plus 1%. Borrowings under this line-of-credit are personally guaranteed by the Company's principal officers/stockholders. There were no borrowings on this line-of-credit at December 31, 1995 and 1994.

     Interest -

     Interest paid in 1995, 1994 and 1993 on all notes payable, obligations under capital leases and the lines-of-credit was $76,337, $67,536, and $66,536, respectively.

(6)  Stockholders' Investment

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

     Options issued under the 1988 Plan expired in 1995. No further options will be granted under the 1988 Plan.

     The Company has reserved 520,000 common shares for issuance under the 1992 plan.

     Following is a summary of option activity under the 1992 and 1988 Plans:

                                                           Shares Under Option
                                                          --------------------
                                                            1995        1994
                                                            ----        ----
       Outstanding, beginning of year                      271,000     271,000
       Expired during the year                            (271,000)          -
                                                          --------     -------
       Outstanding, end of year (at $.52 per share)              -     271,000
                                                          ========     =======

(7)  Related Party Transactions

     Subordinated Debt Due to Officer/Principal Stockholder -

     During 1995, 1994 and 1993, one of the Company's officers/principal stockholders made advances to the Company. These advances were $200,000 at December 31, 1995, 1994 and 1993. Amounts borrowed bear interest at the prime rate plus 3%. Repayment of these advances is subordinated to the amounts outstanding under all other bank debt agreements. The officer/principal stockholder has agreed not to require payment of this amount through January, 1997.

     Notes Payable to Officers/Principal Stockholders -

     During 1995, certain of the Company's officers/principal stockholders advanced $29,000 to the Company in the form of non-interest bearing notes. These notes have no formal repayment terms. However, it is anticipated that these notes will be fully paid during 1996.

     Office Lease Commitment -

     The Company leases its Rochester facility through June 2000 from a company related through common management at an annual rental of $72,000. Rent and common area charges were approximately $72,000, $58,000 and $213,000 in 1995, 1994 and 1993, respectively. The Company owed approximately $20,000 for unpaid rent at December 31, 1995.

     During 1994, total unpaid rent of $109,000 was forgiven by the related party. This amount has been reflected as an extraordinary item - gain on extinguishment of debt, net of income taxes of $44,000, in the accompanying consolidated statement of operations.

     Significant Customer -

     In each of 1995, 1994 and 1993, 4% of revenue was derived from a related party. At December 31, 1995, 1994 and 1993, the Company was owed $36,742, $59,284, and $57,966, respectively, related to these sales.

(8)  Lease Commitments

     The Company leases other office facilities under operating lease agreements expiring through March, 1998.

     Minimum future lease payments under non-cancelable lease agreements with unrelated parties are as follows at December 31:

     1996................................................   $ 103,479
     1997................................................      62,980
     1998................................................      53,895
     1999................................................       9,368
     2000................................................         781
                                                            ---------

                                                            $ 230,503
                                                            =========

     Rent expense related to these operating leases was approximately $124,000, $135,000 and $127,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

(9)  Sale of Appraisal Operations

     During 1995, the Company sold the assets of its real estate appraisal operations for $125,000, allocated as follows:

     Fixed assets                                           $  12,500

     Customer lists and goodwill                              100,000
     Covenant not-to-compete                                   12,500
                                                            ---------
                                                            $ 125,000
                                                            =========

     The purchase price of the fixed assets is in the form of a $12,500 non-interest bearing note receivable in ten quarterly installments of $1,250 beginning May 1, 1996.

     The purchase price of the customer lists and goodwill and covenant not-to-compete is in the form of a $112,500 note receivable in quarterly installments, plus interest at 9%, beginning May 1, 1996. Payment for these assets is contingent based upon the buyer achieving a gross margin of 19% on sales attributable to the Company's former customers. Payments received by the Company are to be applied in the following order: the $1,250 guaranteed payment, interest and principal. Any unpaid interest is forgiven on a quarterly basis.

     It is anticipated that 19% of the buyer's gross margin will not exceed the $1,250 guaranteed payment and interest on a quarterly basis. As a result, the buyer would not be required to make any principal payments for the contingent portion of the note. At December 31, 1995, the Company has fully reserved this portion of the note receivable.

                          INDEPENDENT AUDITORS' REPORT


                                                              February 23, 1995

To the Stockholders of

              Four Corners Financial Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets for Four Corners Financial Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' investment, and cash flows for each of the three years in the period dated December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Four Corners Financial Corporation and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARIES
                  SCHEDULE IV - INDEBTEDNESS TO RELATED PARTIES
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                     Balance at
                                                     Beginning                                      Balance at
                                                      of Year      Additions(1)     Repayments      End of Year
                                                     ----------   --------------    ----------      -----------
YEAR ENDED DECEMBER 31, 1995:
  Note payable - officer/principal stockholders     $   200,000     $   29,000      $     1,500     $   227,500
                                                    ===========     ==========      ===========     ===========

YEAR ENDED DECEMBER 31, 1994:
  Note payable - officer/principal stockholders     $   200,000     $        -      $         -     $   200,000
                                                    ===========     ==========      ===========     ===========

YEAR ENDED DECEMBER 31, 1993:
  Note payable - officer/principal stockholders     $   194,000     $    6,000      $         -     $   200,000
                                                    ===========     ==========      ===========     ===========

(1) All additions to indebtedness to related parties were used for general working capital purposes.

               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARIES
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                                    Additions
                                              Balance at    --------------------------                Balance at
                                               Beginning    Charges to    Charges to                    End of
                                              of Period      Expenses   Other Accounts   Deductions     Period
                                              ----------    ----------  --------------   ----------   ----------
FOR THE YEAR ENDED DECEMBER 31, 1995:
        Allowance for doubtful accounts        $100,000      $ 75,675      $      -       $(91,675)     $ 84,000
                                               ========      ========      ========       ========      ========

FOR THE YEAR ENDED DECEMBER 31, 1994:
        Allowance for doubtful accounts        $ 30,000      $121,678      $      -       $(51,678)     $100,000
                                               ========      ========      ========       ========      ========

FOR THE YEAR ENDED DECEMBER 31, 1993:
        Allowance for doubtful accounts        $ 30,000      $ 33,533      $      -       $(33,533)     $ 30,000
                                               ========      ========      ========       ========      ========

               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARIES
                       SCHEDULE IX - SHORT-TERM BORROWINGS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                            Maximum       Average     Weighted
                                                                             Amount       Amount       Average
                                               Outstanding    Interest     Outstanding  Outstanding  Interest Rate
                                                Balance at     Rate at       During       During       During
                                               End of Year   End of Year    the Year    the Year(1)  the Year(2)
                                               -----------   -----------    --------    -----------  -----------
      Borrowing Category
      ------------------
YEAR ENDED DECEMBER 31, 1995:
          Borrowings under lines-of-credit       $ 35,000       9.50%       $235,000     $218,333       9.78%
                                                 ========       =====       ========     ========       =====

YEAR ENDED DECEMBER 31, 1994:
          Borrowing under lines-of-credit        $ 50,000       9.00%       $235,000     $184,583       6.69%
                                                 ========       =====       ========     ========       =====

YEAR ENDED DECEMBER 31, 1993:
          Borrowings under lines-of-credit       $140,000       6.50%       $249,000     $191,500       5.90%
                                                 ========       =====       ========     ========       =====

Notes:

(1) Calculated as the average of month-end balances outstanding.

(2) Calculated as actual interest expense divided by the average amount outstanding during the year.