Form 10-Q
period 1996-06-30
FOUR CORNERS FINANCIAL CORP
filed 1996-08-16
CIK 230014

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
- -----    Exchange Act of 1934

For the quarterly period ended June 30, 1996

- -----    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

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

                              Yes  X    No
                                 -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At August 13, 1996 there were 3,343,733 of the registrant's $.04 par value common stock outstanding.

                      FOUR CORNERS FINANCIAL CORPORATION

                                     INDEX

                                                                          Page
                                                                         Number

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements (Unaudited)

                   Consolidated Balance Sheets as of                       1-2
                    June 30, 1996 (Unaudited) and
                    December 31, 1995

                   Consolidated Statements of Operations for the           3-4
                    Three Months and Six Months Ended June 30, 1996 and 1995 (Unaudited)

                   Consolidated Statements of Changes in                     5
                    Stockholders' Investment for the Six Months
                    Ended June 30, 1996 and 1995 (Unaudited)

                   Consolidated Statements of Cash Flows for the             6
                    Six Months Ended June 30, 1996 and 1995
                    (Unaudited)

                   Notes to Condensed Consolidated Financial              7-11
                    Statements (Unaudited)

          Item 2.  Management's Discussion and Analysis of                  12
                    Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                        13

          Item 2.  Changes in Securities                                    13

          Item 3.  Default Upon Senior Securities                           13

          Item 4.  Submission of Matters to a Vote of                       13
                    Security Holders

          Item 5.  Other Information                                        13

          Item 6.  Exhibits and Reports on Form 8-K                         13


SIGNATURE                                                                   14

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)


                      FOUR CORNERS FINANCIAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1996 AND DECEMBER 31, 1995


                                    ASSETS

                                                        June 30,     December 31,
                                                          1996          1995
                                                       -----------   -----------
                                                       (Unaudited)
CURRENT ASSETS:
         Cash and equivalents                          $    49,734   $    62,791
         Cash - escrow deposits                             58,588        90,403
         Accounts receivable - trade, net of
          allowance for doubtful accounts of $84,000
          in 1996 and 1995, respectively                   518,312       464,288
         Prepaid expenses                                    2,357        13,316
         Other receivables                                  10,266           893
         Current portion of note receivable                  1,250         2,500
         Income tax receivable                                  --            --
                                                       -----------   -----------

                  Total current assets                     640,507       634,191
                                                       -----------   -----------


TITLE PLANT                                                367,283       367,283
                                                       -----------   -----------

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation                                              175,030       195,940
                                                       -----------   -----------

OTHER ASSETS:
         Note receivable, net of current portion            10,000        10,000
         Cash value of life insurance                       17,616        17,616
         Other assets                                        9,257        15,256
                                                       -----------   -----------

                                                            36,873        42,872
                                                       -----------   -----------

                                                       $ 1,219,693   $ 1,240,286
                                                       ===========   ===========

       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1996 AND DECEMBER 31, 1995


                   LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                       June 30,    December 31,
                                                         1996          1995
                                                    ------------   -------------
                                                     (Unaudited)
CURRENT LIABILITIES:
         Line-of-credit                             $     50,000    $     35,000
         Current portion of notes payable                101,422         104,961
         Current portion of obligations under
          capital leases                                  13,377          32,738
         Notes payable to officers/principal
          stockholders                                    18,500          27,500
         Accounts payable                                466,023         393,179
         Accounts payable - related parties               20,000          20,000
         Escrow deposits                                  58,588          90,403
         Accrued income taxes                              1,500           1,500
         Other accrued expenses                           35,962          50,886
                                                    ------------   -------------

                  Total current liabilities              765,372         756,167
                                                    ------------   -------------

LONG-TERM LIABILITIES:
         Notes payable, net of current portion           187,657         227,924
         Obligations under capital leases, net
          of current portion                                  --             590
         Due to officer/principal stockholder            200,000         200,000
                                                    ------------   -------------

                  Total long-term liabilities            387,657         428,514
                                                    ------------   -------------

                  Total liabilities                    1,153,024       1,184,681
                                                    ------------   -------------

STOCKHOLDERS' INVESTMENT:
         Common stock, $.04 par value, 15,000,000
          shares authorized, 3,348,733 issued and
          3,343,733 outstanding in 1996 and 1995         133,752         133,752
         Additional paid-in-capital                      835,402         835,402
         Accumulated deficit                            (896,865)       (907,924)
                                                    ------------   -------------


                                                          72,289          61,230

         Less:  Treasury stock at cost                    (5,625)         (5,625)
                                                    ------------   -------------

                  Total stockholders' investment          66,664          55,605
                                                    ------------   -------------

                                                    $  1,219,693   $   1,240,286
                                                    ============   =============

       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995


                                                 1996             1995
                                             -----------      -----------
                                             (Unaudited)      (Unaudited)
REVENUE:

         Title insurance premiums            $   371,883      $   348,107
         Abstract and appraisal fees             667,370          604,897
                                             -----------      -----------

                                               1,039,253          953,004
                                             -----------      -----------


DIRECT COSTS OF REVENUE:

         Title insurance                        (108,830)        (109,088)
         Abstract and appraisal services        (106,914)         (76,140)
                                             -----------      -----------

                                                (215,744)        (185,228)
                                             -----------      -----------

                  Gross profit                   823,509          767,776


OPERATING EXPENSES:                             (761,637)        (679,021)
                                             -----------      -----------

         Income from operations                   61,872           88,755
                                             -----------      -----------


INTEREST, NET:                                   (14,893)         (19,103)
                                             -----------      -----------


NET INCOME                                   $    46,979      $    69,652
                                             ===========      ===========


NET INCOME PER SHARE                         $       .01      $       .02
                                             ===========      ===========


       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                                 1996              1995
                                             ------------      ------------
                                              (Unaudited)       (Unaudited)
REVENUE:

         Title insurance premiums            $    712,176      $    696,567
         Abstract and appraisal fees            1,215,811         1,096,180
                                             ------------      ------------

                                                1,927,987         1,792,747
                                             ------------      ------------


DIRECT COSTS OF REVENUE:

         Title insurance                         (224,958)         (223,390)
         Abstract and appraisal services         (192,907)         (134,292)
                                             ------------      ------------

                                                 (417,865)         (357,682)
                                             ------------      ------------

                  Gross profit                  1,510,122         1,435,065


OPERATING EXPENSES:                            (1,468,796)       (1,422,875)
                                             ------------      ------------

         Income from operations                    41,326            12,190
                                             ------------      ------------


INTEREST, NET:                                    (30,267)          (37,606)
                                             ------------      ------------


NET INCOME/LOSS                              $     11,059      $    (25,416)
                                             ============      ============


NET INCOME/LOSS PER SHARE                    $        .01      $       (.02)
                                             ============      ============


       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                               ----- Common Stock ------   Additional                                     Total
                                                                            Paid-in-     Accumulated     Treasury     Stockholders'
                                                 Shares        Amount        Capital       Deficit         Stock        Investment
                                               -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, December 31, 1994                       3,343,802   $   133,752   $   835,402   $(1,005,308)   $    (5,625)   $   (41,779)

         Net loss for the six months ended
          June 30, 1995 (Unaudited)                     --            --            --       (25,416)            --        (25,416)
                                               -----------   -----------   -----------   -----------    -----------    -----------


BALANCE, June 30, 1995 (Unaudited)               3,343,802   $   133,752   $   835,402   $(1,030,724)   $    (5,625)   $ ( 67,195)
                                               ===========   ===========   ===========   ===========    ===========    ===========


BALANCE, December 31, 1995                       3,343,802   $   133,752   $   835,402   $  (907,924)   $    (5,625)   $    55,605

         Net income for the six months ended
          June 30, 1996 (Unaudited)                     --            --            --        11,059             --         11,059
                                               -----------   -----------   -----------   -----------    -----------    -----------


BALANCE, June 30, 1996 (Unaudited)               3,343,802   $   133,752   $   835,402   $  (896,865)   $    (5,625)   $    66,664
                                               ===========   ===========   ===========   ===========    ===========    ===========

       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                        1996            1995
                                                     ----------      ----------
                                                     (Unaudited)     (Unaudited)

CASH FLOW OPERATING ACTIVITIES:
   Net income/(loss)                                 $   11,059      $ ( 25,416)
   Adjustments to reconcile net loss to
    net cash flow from operating activities:
   Depreciation and amortization                         42,812          55,081
   Increase in accounts receivable                      (54,024)        (58,597)
   Decrease in other current assets                       2,836           7,682
   Increase in accounts payable                          72,844         145,747
   Decrease in other current liabilities                (14,929)        (29,956)
                                                     ----------      ----------

         Net cash flow from operating activities         60,598          94,541
                                                     ----------      ----------


CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of property and equipment,
    net of disposals                                    (21,897)        (12,686)
   Decrease/(Increase) in other assets                    5,999            (397)
   Investment in cash value of life insurance                --          (2,991)
                                                     ----------      ----------

         Net cash flow from investing activities        (15,898)        (16,064)
                                                     ----------      ----------


CASH FLOW FROM FINANCING ACTIVITIES:
   Decrease in notes payable, net                       (43,806)        (48,043)
   Decrease in obligations under
    capital leases, net                                 (19,951)        (22,636)
   Increase in line-of-credit                            15,000              --
   Increase/(decrease) in amount due to
    officer/principal stockholder                        (9,000)         15,000
                                                     ----------      ----------

         Net cash flow from financing activities        (57,757)        (55,679)
                                                     ----------      ----------


NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS:        (13,057)         22,798


CASH AND EQUIVALENTS - beginning of period               62,791          28,932
                                                     ----------      ----------

CASH AND EQUIVALENTS - end of period                 $   49,734      $   51,730
                                                     ==========      ==========

       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1996 AND 1995

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

         The Company also performs title abstract research and provides appraisals on real properties under an exclusive arrangement with a local appraisal company. Abstract and appraisal revenue is recognized as earned. Direct costs of abstract revenue reflects the cost of work performed by subcontractors in geographical areas where the Company does not maintain an office, among other direct costs.


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

         There were no material temporary differences at December 31, 1995 or at June 30, 1996. Therefore, no deferred taxes have been provided.

         At December 31, 1995, the Company has available a net operating loss carryforward of approximately $360,000, which begins to expire in 2002. The Company has recorded a valuation allowance equal to the deferred tax asset related to the carryforward.

 (6)     Escrow Deposits

         As a service to its customers, FCAC administers escrow deposits representing undisbursed amounts received for settlements of mortgage loans or property sales and indemnities against specific title risks. These funds, totalling $58,588 and $90,403 at June 30, 1996 and December 31, 1995, respectively, are recorded as both a current asset and a current liability in the accompanying consolidated balance sheets.


 (7)     Notes Payable and Obligations Under Capital Leases

         Notes Payable -

         On December 13, 1995, the amount outstanding on the note payable to a bank, $133,333, and $185,000 of the amount borrowed under its line-of-credit agreement were refinanced with the same bank as of June 30, 1996. The note payable and line-of-credit have been classified in accordance with the new agreement. The note payable to the bank requires the company to meet certain financial covenants at December 31, 1995 as follows:

         a.  Working capital deficit of $140,000.
         b.  Current ratio of .85 to 1
         c.  Minimum tangible net worth of $250,000
         d.  Total liabilities to tangible net worth of not more than 3.9 to 1.
         e.  Debt service ratio of not less than 1.75 to 1.

         These ratios are adjusted on a quarterly or semi-annual basis during 1996 and thereafter. The agreement also limits the Company's ability to make acquisitions, pay dividends and make capital expenditures, and requires the Company to submit certain financial information. At December 31, 1995, and June 30, 1996, the Company was in compliance with all covenants.

         Notes payable consisted of the following:

                                                   June 30,     December 31,
                                                     1996           1995
                                                  ----------     ----------
             Note payable to Marine Midland
             Bank, due in monthly
             installments of $7,674 through
             October, 1997 and $6,230 through
             October, 1999 plus interest at
             the bank's prime rate plus
             1.25%. This note is guaranteed
             by the officers/ stock-holders
             of the Company and is
             collateralized by substantially
             all of the Company's assets.         $  272,292     $  318,333


             Various notes payable in
             aggregate monthly installments
             of $1,679 including interest at
             rates ranging from 7.9% to 9.5%.
             These notes mature through
             November, 1999 and are
             collateralized by the related
             equipment.                               16,787         14,552
                                                  ----------     ----------

                                                     289,079        332,885

             Less:  Current Portion                 (101,422)      (104,961)
                                                  ----------     ----------

                                                  $  187,657     $  227,924
                                                  ==========     ==========

         Obligations Under Capital Leases:

         The Company has entered into several capital lease agreements for equipment. These obligations consist of the following:

                                                   June 30,     December 31,
                                                     1996           1995
                                                  ----------     ----------
             Various leases payable in
             aggregate monthly installments
             of $4,257 including interest at
             rates ranging from 8.4% to
             11.0%. These leases mature
             through January, 1997 and are
             collateralized by the equipment.     $   13,377     $   33,328

             Less:  Current Portion                  (13,377)       (32,738)
                                                  ----------     ----------
                                                  $       --     $      590
                                                  ==========     ==========

 (8)     Lines-of-Credit

         The Company may borrow up to $50,000 under the terms of a new line-of-credit agreement with a bank. This line-of-credit is renewable annually. Amounts borrowed bear interest at the bank's prime interest rate plus 1% and are collateralized by substantially all assets of the Company and are guaranteed by the officers/stockholders of the Company. On December 13, 1995 $185,000 of the amount borrowed under this line-of-credit was refinanced as part of the note payable to the same bank. At December 31, 1995 and June 30, 1996, there was $35,000 and $50,000 respectively, outstanding under this line-of-credit.


         The Company may also borrow up to $100,000 under the terms of an unsecured line-of-credit with another bank. Amounts borrowed bear interest at the bank's prime rate plus 1%. Borrowings under this line-of-credit are personally guaranteed by the Company's principal officer/stockholder. At June 30, 1995 and December 31, 1995, there were no borrowings on this line-of-credit.


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

         At June 30, 1996 and December 31, 1995, there were 271,000 options outstanding under the 1992 and 1988 Plans.

(10)     Related Party Transactions

         Due to Officers/Principal Stockholders -

         During 1995, 1994, and 1993, one of the Company's principal officers/ stockholders made advances to the Company. These advances bear interest at the prime rate plus 3% and repayment is subordinated to the amounts outstanding under all other bank debt agreements. The principal officer/stockholder has agreed not to require payment of this amount through January, 1998.


         At June 30, 1996 and December 31, 1995, the amount outstanding on this debt was $200,000.

         During 1995, certain of the Company's officers/principal stockholders advanced $29,000 to the company in the form of non-interest bearing notes. These notes have no formal repayment terms. As of June 30, 1996, $18,500 of this amount remains outstanding. These notes have no formal repayment terms, however, it is anticipated that these notes will be fully paid during 1997.


         Office Lease Commitment -

         The Company leases its Rochester facility from a party related through common management. The Company has a five year lease agreement through June 30, 2000 at an annual rental of $72,000. Rent and common area charges were approximately $72,000, $58,000 and $213,000 in 1995, 1994 and 1993, respectively. The Company owed approximately $20,000 for unpaid rent at June 30, 1996 and December 31, 1995.

         Significant Customer -

         In 1995, 1994 and 1993, 4% of revenue was derived from a related party.


(11)     Lease Commitments

         FCAC leases other office facilities under lease agreements expiring through March, 1998.

         Minimum lease payments under non-cancelable lease agreements are as follows at December 31, 1995:

                      1996 . . . . . . . . . . . . .   103,479
                      1997 . . . . . . . . . . . . .    62,980
                      1998 . . . . . . . . . . . . .    53,895
                      1999 . . . . . . . . . . . . .     9,368
                      2000 . . . . . . . . . . . . .       781
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

During the first six months of 1996, cash reserves of $62,791 and cash flow from operating activities of $60,598 were sufficient to fund the Company's net asset investments of $15,898 and a negative cash flow from debt financing activities of $57,757.

Cash Flow from Operations: The Company had positive cash flow from operating activities through the first six months of 1996 of $60,598 compared to $94,541 for the same period in 1995. The decrease in total operating cash flow was primarily due to an smaller increase in accounts payable relative to that of the prior year. This increase in accounts' payable was $145,747 in 1995 while only $72,844 in 1996.

Cash Flow from Investing Activities: The only capital expenditures incurred by the Company during the first six months of 1996 related to assets necessary for the operation of the Rochester corporate office building. The Company made no title plant investment in 1995 or 1996. In addition, the Company maintains an investment in a Keyman life insurance policy with a cash surrender value of $17,616 as of the end of the second quarter. At June, 30, 1996, the Company had no material purchase commitments.

Cash Flow from Financing Activities: Primary cash flows from financing activities relate to changes in financing under lines-of-credit, notes payable and advances made by principal stockholders. Despite the effort to support the ongoing operations during the first half of 1996, the Company was able to repay a portion of its borrowings from its principal officer/stockholder by $9,000. Additional borrowings of $15,000 from an available line-of-credit were also required in 1996. This negative cash flow was adequately funded through positive operating cash flows and the cash reserve available at the beginning of 1996.

The Company expects that the cash flow generated from operations and bank lines-of-credit currently available will be adequate to meet its working capital and capital expenditure needs for the remainder of 1996.


Results of Operations

Total revenues for the first six months of 1996 were $1,927,987 as compared to $1,792,747 for the same six month period of 1995. This increase of $135,240 or 8% resulted from a slight increase in sales order volume resulting from stronger economic conditions. The revenues generated from title insurance premiums increased by 2% to $712,176 as compared to $696,567 for the first two quarters of the 1995 calendar year. In addition, revenues from abstract and appraisal fees increased during the first six months of 1996 increased by $119,631 to $1,215,811 as compared to $1,096,180 for the same period in 1995.

Due to the increased sales order volume in areas where the Company does business, as well as a reduction in internal staffing, the need for subcontractor services escalated during the first six months of 1996. Correspondingly, direct costs of revenue increased to 21.7% for this period of 1996 reflecting the higher cost producing abstracts of title in areas where the company does not have a direct operation, as compared to 19.9% for the same period in 1995. Gross profit for the quarters ended June 30, 1996 was $1,510,122 or 78.3%, as compared to $1,435,065 or 80% of sales for the first half of 1995. Operating expenses for the months of January, 1996 through June of 1996 were $1,468,796 or 76.2% of revenues as compared to $1,422,875 or 79.4%
of revenues for the same six months in 1995. The increase in operating expenses is primarily due to increased variable costs associated with a higher sales volume. The Company anticipates an increase in revenues during the remaining quarters of 1996 and a corresponding percentage reduction in operating costs to further enhance the company's profitability by year end 1996. The $11,059 net income in the first two quarters of 1996 compares to a net loss of $25,416 incurred for the same period in 1995.

The Company's ratio of current assets to current liabilities at June 30, 1996 and December 31, 1995 was 84:1. Accordingly, the Company had a working capital deficit of $124,865 as of June 30, 1996 compared to $121,976 as of December 31, 1995.

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



                      FOUR CORNERS FINANCIAL CORPORATION





Date     August 14, 1996             By      /s/ William S. Gagliano
     ---------------------------        ---------------------------------------
                                             William S. Gagliano
                                             Executive Vice President and
                                             Chief Accounting Officer