Form 10-Q
period 1996-09-30
FOUR CORNERS FINANCIAL CORP
filed 1996-11-14
CIK 230014

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

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

             _______________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes  X       No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At November 12, 1996 there were 3,293,733 of the registrant's $.04 par value common stock outstanding.

                       FOUR CORNERS FINANCIAL CORPORATION

                                      INDEX
                                                                           Page
                                                                          Number
PART I.  FINANCIAL INFORMATION                                            ------

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of                          1-2
                   September 30, 1996 (Unaudited) and
                   December 31, 1995

                  Consolidated Statements of Operations for the              3-4
                   Three Months and Nine Months Ended September 30,
                   1996 and 1995 (Unaudited)

                  Consolidated Statements of Changes in                        5
                   Stockholders' Investment for the Nine Months
                   Ended September 30, 1996 and 1995 (Unaudited)

                  Consolidated Statements of Cash Flows for the                6
                   Nine Months Ended September 30, 1996 and 1995
                   (Unaudited)

                  Notes to Condensed Consolidated Financial                 7-13
                   Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis of                  14-15
                   Financial Condition and Results of Operations

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           16

         Item 2.  Changes in Securities                                       16

         Item 3.  Default Upon Senior Securities                              16

         Item 4.  Submission of Matters to a Vote of                          16
                   Security Holders

         Item 5.  Other Information                                           16

         Item 6.  Exhibits and Reports on Form 8-K                            16

SIGNATURE                                                                     17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                       FOUR CORNERS FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                     ASSETS

                                               September 30,   December 31,
                                                   1996            1995
                                               -------------   ------------
                                                (Unaudited)
CURRENT ASSETS:
   Cash and equivalents                         $   14,270      $   62,791
   Cash - escrow deposits                           79,389          90,403
   Accounts receivable - trade, net of
    allowance for doubtful accounts of $84,000
    in 1996 and 1995, respectively                 502,896         464,288
   Prepaid expenses                                  2,876          13,316
   Other receivables                                 6,411             893
   Current portion of note receivable                2,500           2,500
   Income tax receivable                               ---             ---
                                                ----------      ----------
         Total current assets                      608,342         634,191
                                                ----------      ----------
TITLE PLANT                                        367,283         367,283
                                                ----------      ----------
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation                                      158,719         195,940
                                                ----------      ----------
OTHER ASSETS:
   Note receivable, net of current portion           7,500          10,000
   Cash value of life insurance                     17,616          17,616
   Other assets                                      9,257          15,256
                                                ----------      ----------
                                                    34,373          42,872
                                                ----------      ----------
                                                $1,168,717      $1,240,286
                                                ==========      ==========

        The accompanying notes are an integral part of these statements.

                       FOUR CORNERS FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                September 30,     December 31,
                                                    1996              1995
                                                -------------     ------------
                                                 (Unaudited)
CURRENT LIABILITIES:
   Line-of-credit                                $    50,000       $    35,000
   Current portion of notes payable                   98,551           104,961
   Current portion of obligations under
    capital leases                                     5,050            32,738
   Notes payable to officers/principal
    stockholders                                      14,000            27,500
   Accounts payable                                  385,437           393,179
   Accounts payable - related parties                 20,000            20,000
   Escrow deposits                                    79,389            90,403
   Accrued income taxes                                1,500             1,500
   Other accrued expenses                             34,227            50,886
                                                 -----------       -----------
            Total current liabilities                688,154           756,167
                                                 -----------       -----------
LONG-TERM LIABILITIES:
   Notes payable, net of current portion             163,942           227,924
   Obligations under capital leases, net
    of current portion                                   ---               590
   Due to officer/principal stockholder              225,000           200,000
                                                 -----------       -----------
            Total long-term liabilities              388,942           428,514
                                                 -----------       -----------
            Total liabilities                      1,077,096         1,184,681
                                                 -----------       -----------

STOCKHOLDERS' INVESTMENT:
   Common stock, $.04 par value, 15,000,000
    shares authorized, 3,348,733 issued and
    3,293,733 outstanding in 1996 and 1995,
    respectively                                     133,752           133,752
   Additional paid-in-capital                        835,402           835,402
   Accumulated deficit                              (846,908)         (907,924)
                                                 -----------       -----------
                                                     122,246            61,230

   Less:  Treasury stock at cost                     (30,625)           (5,625)
                                                 -----------       -----------
            Total stockholders' investment            91,621            55,605
                                                 -----------       -----------
                                                 $ 1,168,717       $ 1,240,286
                                                 ===========       ===========

        The accompanying notes are an integral part of these statements.

                       FOUR CORNERS FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                     1996            1995
                                                 -----------     -----------
                                                 (Unaudited)     (Unaudited)
    REVENUE:
             Title insurance premiums             $ 322,529       $ 399,379
             Abstract and appraisal fees            604,867         599,672
                                                  ---------       ---------
                                                    927,396         999,051
                                                  ---------       ---------
    DIRECT COSTS OF REVENUE:
             Title insurance                        (68,384)       (116,046)
             Abstract and appraisal services       (106,180)        (73,818)
                                                  ---------       ---------
                                                   (174,564)       (189,864)
                                                  ---------       ---------
                      Gross profit                  752,832         809,187

    OPERATING EXPENSES:                            (688,906)       (742,760)
                                                  ---------       ---------
             Income from operations                  63,926          66,427
                                                  ---------       ---------
    INTEREST, NET:                                  (13,975)        (18,502)
                                                  ---------       ---------
    NET INCOME                                    $  49,951       $  47,925
                                                  =========       =========
    NET INCOME PER SHARE                          $     .01       $     .01
                                                  =========       =========

        The accompanying notes are an integral part of these statements.

                       FOUR CORNERS FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                    1996              1995
                                                -----------       -----------
                                                (Unaudited)       (Unaudited)
  REVENUE:
           Title insurance premiums             $ 1,034,705       $ 1,095,945
           Abstract and appraisal fees            1,820,678         1,695,853
                                                -----------       -----------
                                                  2,855,383         2,791,798
                                                -----------       -----------
  DIRECT COSTS OF REVENUE:
           Title insurance                         (293,343)         (208,108)
           Abstract and appraisal services         (299,087)         (339,437)
                                                -----------       -----------
                                                   (592,430)         (547,545)
                                                -----------       -----------
                    Gross profit                  2,262,953         2,244,253

  OPERATING EXPENSES:                            (2,157,701)       (2,165,635)
                                                -----------       -----------
           Income from operations                   105,252            78,618
                                                -----------       -----------
  INTEREST, NET:                                    (44,242)          (56,109)
                                                -----------       -----------
  NET INCOME                                    $    61,010       $    22,509
                                                ===========       ===========
  NET INCOME PER SHARE                          $       .02       $       .01
                                                ===========       ===========

        The accompanying notes are an integral part of these statements.

                       FOUR CORNERS FINANCIAL CORPORATION

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                          ---- Common Stock ----    Additional                                    Total
                                                     Paid-in-     Accumulated      Treasury    Stockholders'
                            Shares       Amount       Capital       Deficit          Stock      Investment
                          ---------     --------    ----------    -----------      --------    -------------
BALANCE, December
 31, 1994                 3,343,802     $133,752     $835,402     $(1,005,308)     $ (5,625)     $(41,779)

   Net income for the
    nine months ended
    September 30,
    1995 (Unaudited)          ---          ---          ---            22,509         ---          22,509
                          ---------     --------     --------     -----------      --------      --------
BALANCE, September
 30, 1995 (Unaudited)     3,343,802     $133,752     $835,402     $  (982,799)     $ (5,625)     $(19,270)
                          =========     ========     ========     ===========      ========      ========
BALANCE, December
 31, 1995                 3,343,733     $133,752     $835,402     $  (907,918)     $ (5,625)     $ 55,611

   Purchase of
    treasury stock           50,000        ---          ---             ---         (25,000)      (25,000)

   Net income for the
    nine months ended
    September 30,
    1996 (Unaudited)          ---          ---          ---            61,010         ---          61,010
                          ---------     --------     --------     -----------      --------      --------
BALANCE, September
 30, 1996 (Unaudited)     3,293,733     $133,752     $835,402     $  (846,908)     $(30,625)     $ 91,621
                          =========     ========     ========     ===========      ========      ========

        The accompanying notes are an integral part of these statements.

                       FOUR CORNERS FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                         1996         1995
                                                     -----------  -----------
                                                     (Unaudited)  (Unaudited)
  CASH FLOW OPERATING ACTIVITIES:
     Net income                                       $ 61,010     $  22,509
     Adjustments to reconcile net loss to
      net cash flow from operating activities:
     Depreciation and amortization                      61,342        79,541
     Increase in accounts receivable                   (38,608)      (51,684)
     Decrease in other current assets                    4,922         6,622
     Increase/(decrease) in accounts payable            (7,742)       77,071
     Decrease in other current liabs.                  (16,659)      (29,215)
                                                      --------     ---------
           Net cash flow from operating activities      64,266       104,844
                                                      --------     ---------
  CASH FLOW FROM INVESTING ACTIVITIES:
     Purchases of property and equipment,
      net of disposals                                 (24,116)        6,051
     Decrease / (Increase) in other assets               8,499        (2,011)
     Investment in cash value of life insurance            ---        (2,991)
                                                      --------     ---------
           Net cash flow from investing activities     (15,617)        1,049
                                                      --------     ---------
  CASH FLOW FROM FINANCING ACTIVITIES:
     Decrease in notes payable, net                    (70,392)      (47,853)
     Decrease in obligations under
      capital leases, net                              (28,278)      (34,074)
     Increase in line-of-credit                         15,000           ---
     Purchase of treasury stock                        (25,000)          ---
     Increase in amount due to
      officer/principal stockholder                     11,500           ---
                                                      --------     ---------
           Net cash flow from financing activities     (97,170)      (81,927)
                                                      --------     ---------
  NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS:     (48,521)       23,966

  CASH AND EQUIVALENTS - beginning of period            62,791        28,932
                                                      --------     ---------
  CASH AND EQUIVALENTS - end of period                $ 14,270     $  52,898
                                                      ========     =========

        The accompanying notes are an integral part of these statements.

                       FOUR CORNERS FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1996 AND 1995

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

 (4)     Acquisitions

         The Company acquired Proper Appraisal Specialists, Inc. (1991), Picciano Abstract Company, Inc. (1990), Livingston Abstract Corporation
         (1989) and Mid-State (1988) for cash, notes and common stock totalling approximately $185,000. These acquisitions were accounted for as purchases. Goodwill, representing the excess of purchase price over the fair value of tangible assets acquired related to these acquisitions, totalled approximately $66,000 and was being amortized over five years. These companies were subsequently merged into FCAC.

 (5)     Income Taxes

         During 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 requires an asset and a liability approach to measuring deferred income taxes. Previous standards required an income statement approach.

         There were no material temporary differences at December 31, 1995 or at September 30, 1996. Therefore, no deferred taxes have been provided.

         At December 31, 1995, the Company has available a net operating loss carry-forward of approximately $360,000, which begins to expire in 2002. The Company has recorded a valuation allowance equal to the deferred tax asset related to the carryforward.

 (6)     Escrow Deposits

         As a service to its customers, FCAC administers escrow deposits representing undisbursed amounts received for settlements of mortgage loans or property sales and indemnities against specific title risks. These funds, totalling $79,389 and $90,403 at September 30, 1996 and December 31, 1995, respectively, are recorded as both a current asset and a current liability in the accompanying consolidated balance sheets.

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

         These ratios are adjusted on a quarterly or semi-annual basis during 1996 and thereafter. The agreement also limits the Company's ability to make acquisitions, pay dividends and make capital expenditures, and requires the Company to submit certain financial information. At December 31, 1995, the Company was in compliance with all covenants. As of September 30, 1996, the Company was not in compliance with certain financial covenants associated with this loan.

         Notes payable consisted of the following:

                                                     September 30,  December 31,
                                                         1996           1995
                                                     -------------  ------------
         Note payable to Marine Midland Bank, due
         in monthly installments of $7,674 through
         October, 1997 and $6,230 through October,
         1999 plus interest at the bank's prime
         rate plus 1.25%. This note is guaranteed
         by the officers/ stock-holders of the
         Company and is collateralized by
         substantially all of the Company's
         assets.                                         $249,271     $318,333

         Various notes payable in aggregate
         monthly installments of $1,103 including
         interest at rates ranging from 8.0% to
         9.5%. These notes mature through
         November, 1999 and are collateralized by
         the related equipment.                            13,222       14,552
                                                         --------     --------
                                                          262,492      332,885

         Less: Current Portion                            (98,551)    (104,961)
                                                         --------     --------
                                                         $163,942     $227,924
                                                         ========     ========

         Obligations Under Capital Leases:

         The Company has entered into several capital lease agreements for equipment. These obligations consist of the following:

                                                     September 30,  December 31,
                                                         1996           1995
                                                     -------------  ------------
         Various leases payable in aggregate
         monthly installments of $1,522 including
         interest at rates ranging from 8.4% to
         11.0%. These leases mature through
         January, 1997 and are collateralized by
         the equipment.                                 $ 5,050       $ 33,328

         Less: Current Portion                           (5,050)       (32,738)
                                                        -------       --------
                                                        $   ---       $    590
                                                        =======       ========

 (8)     Lines-of-Credit

         The Company may borrow up to $50,000 under the terms of a new line-of-credit agreement with a bank. This line-of-credit is renewable annually. Amounts borrowed bear interest at the bank's prime interest rate plus 1% and are collateralized by substantially all assets of the Company and are guaranteed by the officers/stockholders of the Company. On December 13, 1995 $185,000 of the amount borrowed under this line-of-credit was refinanced as part of the note payable to the same bank. At December 31, 1995 and September 30, 1996, there was $35,000 and $50,000 respectively, outstanding under this line-of-credit.

         The Company may also borrow up to $100,000 under the terms of an unsecured line-of-credit with another bank. Amounts borrowed bear interest at the bank's prime rate plus 1%. Borrowings under this line-of-credit are personally guaranteed by the Company's principal officer/stockholder. At September 30, 1996 and December 31, 1995, there were no borrowings on this line-of-credit.

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

         At September 30, 1996 and December 31, 1995, there were 271,000 options outstanding under the 1992 and 1988 Plans.

(10)     Related Party Transactions

         Due to Officers/Principal Stockholders -

         During 1996, 1995, and 1994, one of the Company's principal officers/ stock-holders made advances to the Company. These advances bear interest at the prime rate plus 3% and repayment is subordinated to the amounts outstanding under all other bank debt agreements. The principal officer/stockholder has agreed not to require payment of this amount through January, 1998.

         At September 30, 1996 and December 31, 1995, the amount outstanding on this debt was $225,000 and $200,000 respectively.

         During 1995, certain of the Company's officers/principal stockholders advanced $29,000 to the company in the form of non-interest bearing notes. These notes have no formal repayment terms. As of September 30, 1996, $14,000 of this amount remains outstanding. Although no formal repayment terms exist, it is anticipated that these notes will be fully paid during 1997.

         Office Lease Commitment -

         The Company leases its Rochester facility from a party related through common management. The Company has a five year lease agreement through June 30, 2000 at an annual rental of $72,000. Rent and common area charges were approximately $72,000, $58,000 and $213,000 in 1995, 1994 and 1993, respectively. The Company owed approximately $20,000 for unpaid rent at September 30, 1996 and December 31, 1995. During 1994, total unpaid rent of $109,000 was forgiven by the related party. This amount has been reflected as an extraordinary item, net of income taxes, of $44,000.


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

During the first nine months of 1996, cash reserves of $62,791 and cash flow from operating activities of $64,266 were sufficient to fund the Company's net asset investments of $15,617 and a negative cash flow from debt financing activities of $97,170.

Cash Flow from Operations: The Company had positive cash flow from operating activities through the first nine months of 1996 of $64,266 compared to $104,844 for the same period in 1995. The decrease in total operating cash flow was primarily due to a decrease in accounts payable of $7,742, while accounts payable for the 1995 time period increased dramatically by $77,071.

Cash Flow from Investing Activities: The only capital expenditures incurred by the Company during the first nine months of 1996 related to capital improvements for the Rochester corporate office building and an additional company vehicle. The Company made no title plant investment in 1995 or 1996. In addition, the Company maintains an investment in a Keyman life insurance policy with a cash surrender value of $17,616 as of the end of the third quarter. At September, 30, 1996, the Company had no material purchase commitments.

Cash Flow from Financing Activities: Primary cash flows from financing activities relate to changes in financing under lines-of-credit, notes payable, advances made by principal stockholders and treasury stock purchases. Despite the effort to support the ongoing operations during the third quarter of 1996, the Company was able to repay a portion of its borrowings from notes and loans by $70,392. In addition, the company purchased treasury stock in the amount of $25,000 whereas no similar purchases were made for the same period in 1995. This negative cash flow was adequately funded through positive operating cash flows and the cash reserve available at the beginning of 1996.

The Company expects that the cash flow generated from operations and bank lines-of-credit currently available will be adequate to meet its working capital and capital expenditure needs for the remainder of 1996.

Results of Operations

Total revenues for the first nine months of 1996 were $2,855,383 as compared to $2,791,798 for the same period during 1995. This increase of $63,585 or 2% resulted from a slight increase in sales order volume resulting from stronger economic conditions. The revenues generated from title insurance premiums decreased by 5% to $1,034,705 as compared to $1,095,945 for the first three quarters of the 1995 calendar year. Despite this slight decrease associated with title operations, revenues from abstract and appraisal fees during the first nine months of 1996 increased by $124,825 to $1,820,678 as compared to $1,695,853 for the same period in 1995.

Due to the increased sales order volume in areas where the Company does business, as well as a reduction in internal staffing the need for subcontractor services escalated during the first nine months of 1996. Correspondingly, direct costs of revenue increased to 20.7% of revenues for this time period in 1996 as compared to 19.6% for the same period in 1995. Gross profit for the quarter ended September 30, 1996 was $2,262,953 or 79.3% of gross revenues. The corresponding figures for 1995 were $2,244,253 or 20.4%. Operating expenses for the months of January, 1996 through September, 1996 were $2,157,701 or 75.6% of revenues as compared to $2,165,635 or 77.6% of revenues for the same nine months in 1995. The reduction in operating expenses is primarily due to a decrease in personnel and the related variable payroll costs as well as continuous cost-cutting efforts relating to general and administrative expenses. The Company anticipates revenues to remain relatively stable during the final quarter of 1996. The $61,010 net income in the first three quarters of 1996 compares favorably to the net income incurred through September, 1995 of $22,509.

The Company's ratio of current assets to current liabilities at September 30, 1996 and December 31, 1995 was 88:1 and 84:1, respectively. Accordingly, the Company had a working capital deficit of $79,812 as of September 30, 1996 compared to $121,976 as of December 31, 1995.

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

                                        FOUR CORNERS FINANCIAL CORPORATION

Date: November 14, 1996                     By  /s/ William S. Gagliano
                                            William S. Gagliano
                                            Executive Vice President and
                                            Chief Accounting Officer