Form 10-K
period 1996-12-31
FOUR CORNERS FINANCIAL CORP
filed 1997-03-31
CIK 230014

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to__________________________

Commission file number 0-8628
                       ------

                       FOUR CORNERS FINANCIAL CORPORATION
                       ----------------------------------
               (Exact Name of Registrant as specified in its charter)

           Delaware                                        22-2044086
---------------------------------                     --------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


370 East Avenue, Rochester, New York                                   14604
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:      (716) 454-2263
                                                         -----------------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             -----
Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock, $.04 par value
--------------------------------------------------------------------------------
                                  (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  x      NO
    ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and to the best of registrant's knowledge, will not be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 25, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $24,652.

As of March 25, 1997, the number of shares outstanding of the registrant's common stock was 3,293,733.

Documents Incorporated By Reference

None.

                                  TABLE OF CONTENTS


PART I                                                                  PAGE

Item 1:   Business                                                         4
Item 2:   Properties                                                      14
Item 3:   Legal Proceedings                                               15
Item 4:   Submission of Matters to a Vote of Security Holders             15
           Executive Officers of Registrant                               15

PART II

Item 5:   Market for Registrant's Common Equity and Related               17
           Security Holder Matters
Item 6:   Selected Financial Data                                         18
Item 7:   Management's Discussion and Analysis of Financial               19
           Condition and Results of Operations
Item 8:   Financial Statements and Supplementary Data                     24
Item 9:   Changes in and Disagreements with Accountants on                24
           Accounting and Financial Disclosure

Part III

Item 10:  Directors and Executive Officers of Registrant                  25
Item 11:  Executive Compensation                                          26
Item 12:  Security Ownership of Certain Beneficial Owners                 27
           and Management
Item 13:  Certain Relationships and Related Transactions                  28

PART IV

Item 14:  Exhibits, Financial Statement Schedules, and                    30
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

   On October 17, 1988, FCFC acquired a controlling interest in Mid-State Abstract Corporation ("Mid-State") for $95,000. In January 1989, FCFC made an exchange offer to acquire the remaining shares of Mid-State, resulting in FCFC owning approximately 84% of the outstanding voting shares being held by parties not affiliated with FCFC. In February, 1991, Mid-State merged into Abstract and all outstanding shares of Mid- State were changed and converted into shares of FCFC Common Stock.

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

   On July 1, 1990, Livingston and Picciano merged into Abstract.

   On December 23, 1991, the Company acquired all of the outstanding shares of Proper Appraisal Specialists, Inc. ("Proper Appraisal") of Buffalo, New York for a purchase price of $10,000 and the issuance of 90,000 shares of the Company's Common Stock. Since that date, Proper Appraisal Specialists, Inc. has been inactive while the Company operated an appraisal business begun in 1989 under Four Corners Abstract. In September, 1995 the Company sold the assets of its appraisal division to Rynne, Murphy & Associates, Inc. (See Footnote No. 9 of the accompanying audited financial statements).

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

Services and Products

   The Company's services and products include real estate title and other public record searching, the preparation of abstracts of title and the issuance of title insurance as agent for certain national underwriting companies. Other services and products include real estate appraisals, abstract storage and escrow closing services. All of the Company's services and products may be required in connection with the mortgaging, sale or purchase of commercial or residential real property.

Substantially all of the Company's revenues were derived from its abstracting and title insurance services. Although all of the Company's services and products can be obtained from other vendors at prices comparable to those of the Company, the Company believes that dealing with a single source for all of these products is convenient for customers and helps to reduce the time required for the performance of these services for a particular real estate transaction. Through it's Corporate Customer Service Department located in Rochester, New York using a statewide network of service providers, the Company is able to perform these title services virtually anywhere in New York State.

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

   The Company also offers an abstract storage service. When mortgages are placed on real property, the bank or mortgage company usually retains the abstract of title. Thus, a large volume mortgagee would require substantial storage space as well as numerous personnel to index, store and retrieve these abstracts. Through its abstract storage service, the Company picks up these abstracts and stores them for the lender, redelivering them when requested. At the present time, the Company stores approximately 15,000 abstracts. The Company does not charge for this service but believes that it helps to generate abstract "redating" revenues, since a person needing a redate of an abstract stored by the Company can, by ordering that redate from the Company, avoid having to deliver the abstract elsewhere for the redate. The Company estimates that revenues thus generated amounted to approximately $25,000 in 1996, $27,000 in 1995 and $35,000 in 1994.

   Abstract and title companies are often asked to act as an escrow closing agent in a real estate transaction. This practice is allowable under New York State law. In this capacity, usually as a function of providing title insurance on real estate, the Company is asked to hold funds in escrow bank accounts until certain requirements are met or title defects are cured by the parties involved in the transaction. For this service the Company charges a fee based upon the length of time which the funds are to be held and/or the number of transactions (deposits, checks) to be handled. Also, the Company acts as a conduit for the sale and purchase of mortgages between financial institutions insuring that mortgage documents are received and funds for the purchase of mortgages are wired from buyer to seller in the correct amount and in a specified time frame. The Company also acts as settlement agent on Home Equity loans and refinanced mortgage loans for its Title Insurance underwriters and certain banks/lenders. During 1996, escrow closing services generated approximately $31,000 as compared to $90,000 and $44,000 in 1995 and 1994, respectively.

   Other public record searches provided by the Company include guaranteed tax searches, foreclosure certificates of title, surrogate court searches, UCC financing searches, franchise tax searches, judgment searches, new name searches, back title searches, bankruptcy searches and foreclosure searches. While these searches are most often needed by attorneys in connection with real estate transactions, they may be useful to other customers for other purposes, for example, to lenders extending credit.

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

   The Company's total revenue for 1996 decreased by 3%, to $3,706,778 as compared to $3,822,215 in 1995, mainly due to a decrease in real estate activity and demand for the Company's products. However, due to the competitive nature of the title insurance industry, i.e. controlled business arrangements between businesses ordering title insurance products and those businesses producing title insurance policies be they attorneys, mortgage lenders, mortgage brokers, real estate brokers, the Company's revenue from title insurance decreased from $1,610,147 to $1,302,970 in 1996. Revenue from title insurance represented 35% of total company revenues as compared to 42% in 1995 and 41% in 1994.

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

   Since that time, appraisals were performed by certified and/or licensed appraisers under the guidance of either a Senior Residential Appraiser (SRA) or an individual with a General Appraisal License from New York State. In areas where the Company did not have a direct branch operation, the Company procured the services of licensed appraisers on a subcontractor basis. As a result of an agreement dated September 27, 1995, the company sold the assets of its appraisal division to Rynne, Murphy and Associates, Inc., a well-known, professional residential/ commercial real estate appraisal company located in Rochester, N.Y. for $125,000, allocated as follows:

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

   It is anticipated that 19% of the buyer's gross margin will not exceed the $1,250 guaranteed payment and interest for that quarter. As a result, the buyer would not be required to make any principal payments for the contingent portion of the note. At December 31, 1996, the Company has fully reserved this portion of the note receivable.

   Under this strategic partnership arrangement with Rynne, Murphy and Associates, Inc., the Company will continue to market and sell appraisals to its customers. However, since the appraisal reports will be prepared by Rynne, Murphy and Associates staff appraisers, the Company has and will continue to realize a substantial savings in payroll and other overhead expenses associated with running its appraisal operation.

  Appraisal services provide an estimated value for a particular property. Appraisals are required in a variety of situations including transfer of ownership, financing, tax matters, relocation services, insurance purposes, estimation of liquidation value and divorce. The Company's customers for appraisals have included lending institutions, banks, attorneys, municipalities, relocation companies, government agencies, corporations and private individuals. The Company's errors and omissions insurance coverage also covers appraisal services. During 1995, all of the Company's appraisals were performed by Rynne,

Murphy & Associates, Inc. for which the Company was paid a commission for the placement of orders. During 1995, the Company derived approximately 5% of its gross revenues from the furnishing of real estate appraisals versus 10% in 1994.

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

Significant Customers

   During 1996, there were no customers accounting for more than 10% of the Company's gross revenues.

Industry Considerations and Seasonality

   The Company's business is related to the general real estate market and the fluctuations which occur therein. As a result of economic factors affecting the real estate industry, namely fluctuating interest rates, mortgage refinances continued during the first quarter of 1994 at which time long term interest rates were at very low levels. However, beginning in the second quarter and fearing an increase in the levels of inflation, the Federal Reserve Board began increasing interest rates. By year end 1994 there were an unprecedented number of consecutive monthly interest rate increases. As a direct result, deeds and mortgages recorded in New York State during 1994 fell by 7.18% as compared to 1993 according to statistics compiled by the New York State Land Title Association. As a consequence, the Company's revenues fell sharply causing the company to incur a significant net loss for the year ended December 31, 1994.

   Activity continued to be sluggish during 1995, when recorded deeds or mortgages fell by an average 11.50% from 1994 levels. Company revenues declined during 1995 by nearly 20% as a result of these factors. As a result of the plan developed by Company management subsequent to year end 1994 to significantly reduce the Company's overhead expense structure in order to improve operations and cash flow, the Company returned to profitability in 1995. Interest rates remained relatively stable during 1996, an election year, while the economy continued to rebound and consumer confidence also improved. Evidenced by an increase of 11% in recorded deeds and mortgages for 1996 as compared to 1995. However, due to competitive factors effecting the Company's title insurance revenue base, the Company's total revenues for 1996 declined slightly. Despite this decline in revenue, the Company remained profitable in 1996. There can be no assurance that these or other factors will enable the Company to maintain its revenue and profitability in periods of declining real estate activity.

   The demand for the Company's services and products is directly dependent upon the activity of the real estate market which, in turn, is closely related to changes in interest rates. Thus, the Company's business is cyclical as well as seasonal, with lowest volume when interest rates are high and in the winter and early spring.

Banking Relationship

  During 1995, Company management worked closely with bank officials and its public accounting firm to develop a plan to restructure Company expenses and improve operations and cash flow. On December 13, 1995, the amount outstanding on the Company's note payable to a bank, $133,333, and $185,000 of the amount borrowed under its Line-of-Credit agreement were refinanced with the same bank. The note payable to the bank requires the Company to meet certain financial covenants at December 31, 1995 and 1996 (see Note 5 of the Accompanying Consolidated Financial Statements as of December 31, 1995 and 1994).

At December 31, 1996 the Company's total indebtedness to its bank has decreased to $276,500 as compared to $401,213 at December 31, 1995.

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

Employees

   The Company and its subsidiaries employed approximately 66 persons at December 31, 1996, as compared to 66 in 1995 and 94 in 1994. Certain members of the Company's management must sign Confidentiality Agreements which prohibits the solicitation of information or resources to existing or potential competitors. The employees of the Company are not covered by any collective bargaining or other agreements and management believes its employee relations to be good.

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

Item 2.   Properties

   Prior to July, 1995, principal offices of the Company were located at 80 West Main Street, Rochester, New York. These facilities, approximately 15,000 square feet, were leased from Wegman Building Associates, a partnership in which Messrs. Frank B., Bernard J. and Anthony M. Iacovangelo, directors and/or officers of the Company, are partners. Abstract had a one year lease for this space expiring on December 31, 1995, which provided for an annual net rent of $68,000. However, effective July 31, 1995, the Company moved its Rochester facilities to 370 East Avenue. These facilities are leased from Fitch Building Associates, another partnership in which Messrs. Frank B., Bernard J., and Anthony M. Iacovangelo are partners.

Abstract now leases approximately 9,000 square feet of such space at a net annual rent of $72,000, pursuant to a lease expiring June 30, 2000. The Company believes that the terms of its rental are at least comparable to those which it might have obtained if dealing with a non-affiliated third person. Rent and common charges were approximately $72,000, $72,000 and $58,000 in 1996, 1995 and 1994, respectively. During 1994, total unpaid rent of $109,000 was forgiven by Wegman Building Associates and reflected as an extraordinary item. The Company owed approximately $18,100 and $20,000 for unpaid rent at December 31, 1996 and 1995, respectively.

   In addition, the Company leases space for its branch offices in Buffalo (3,993 square feet), Albany (1,410 square feet), Syracuse (2,087 square feet), Lockport (625 square feet), Binghamton (760 square feet) and Oswego (350 square feet). The building which houses the Utica branch (2,000 square feet) was sold by the Company in 1994. Per this agreement, the Company was allowed to operate from this location on a month-to-month tenancy through July 1, 1995. Effective August 1, 1995, the Company entered into a lease for 1,611 square feet in a nearby office building for its Utica Branch office.

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

Executive Officers of Registrant

   The executive officers of the Company are as follows:


   Name                     Age    Position with the Company
   ----                     ---    -------------------------

   Frank B. Iacovangelo     57     President, Treasurer and Director

   Bernard J. Iacovangelo   49     Vice President, Secretary and
                                   Director

   William S. Gagliano      47     Executive Vice President and
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

   Messrs. Frank and Bernard Iacovangelo are brothers.

                                   PART II

Item 5.   Market for Registrant's Common Equity and Related Security
           Holder Matters

   There is a very limited trading in the Company's Common Stock. The range of high and low bid prices and high and low asked prices for the years 1994, 1995 and 1996 is shown below, as reported by the National Quotations Bureau, Inc. and as adjusted to reflect the Company's one for four (1 for 4) reverse stock split which became effective July 31, 1992.


                                COMMON STOCK DATA

   1994                          BID                   ASKED
   ----                          ---                   -----

   1st Quarter                *Unpriced              *Unpriced
   2nd Quarter                *Unpriced              *Unpriced
   3rd Quarter                *Unpriced              *Unpriced
   4th Quarter                *Unpriced              *Unpriced

   1995
   ----

   1st Quarter                *Unpriced              *Unpriced
   2nd Quarter                *Unpriced              *Unpriced
   3rd Quarter                *Unpriced              *Unpriced
   4th Quarter                *Unpriced              *Unpriced

   1996
   ----


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

   The Company's agreement with its Bank places a restriction on its payment of dividends. No dividends were declared or paid during 1994, 1995 or 1996.

   On March 25, 1997, the Company had 1,209 holders of record of its common stock.

ITEM 6       SELECTED FINANCIAL DATA

               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA


The financial data included in this table has been selected by the Company and has been derived from the financial statements for those years. The following statement should be read in conjunction with the financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                          (In Thousands, Except Per Share Data)

                                            1996           1995           1994            1993           1992
                                            ----           ----           ----            ----           ----
STATEMENT OF OPERATIONS DATA:

      Revenue                            $ 3,707        $ 3,822        $ 4,780         $ 5,828        $ 6,818

      Income (loss) before taxes              89             99           (581)             66             33

      Net income (loss)                       86             97           (469)             56             25


      Net income (loss) per share (1)    $   .03        $   .03        $  (.14)        $   .02        $   .01

BALANCE SHEET DATA:

      Total assets                       $ 1,225        $ 1,240        $ 1,315         $ 1,804        $ 1,584

      Long-term obligations                  357            202            564             507            625

      Stockholders' investment               116             56            (42)            427            377

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

      In 1996, the operations of the Company generated cash of $174,519. This cash flow, along with cash reserves of $62,791, was sufficient to fund investments in assets of $58,474 and a net debt reduction of $142,224. The cash flow from operations of $210,839 funded investments in assets of $38,881 and a net debt reduction of $138,099 in 1995. During the calendar year 1994, an operating cash flow of $52,351 funded an investment in assets and a corresponding decrease in debt financing of $62,399 and $60,672, respectively.

      Cash Flow From Operations. The cash provided by operations was less in 1996, being $174,519 versus $210,839 in 1995. This change was primarily due to a slightly smaller net profit of $86,718 incurred in 1996 as compared to that of $97,384 in the previous year. The positive impact arose primarily from non-cash depreciation and amortization expense, as well as an increase in accounts payable of $33,918. The cash provided by operations in 1995 of $210,839 was higher than the 1994 amount of $52,351. This was attributable to positive net income of $97,384 in 1995 in comparison to the sizeable 1994 net loss of $534,030.

      Cash Flow from Investing Activities. The Company made capital expenditures of $16,346, $39,325, and $31,469 in 1996, 1995 and 1994 respectively, primarily related to computer system to computer system upgrades and furniture and fixture purchases at various Company locations. Whereas the company made investments in its title plant in 1996 and 1994 of $52,622 and $36,985, respectively to support its ongoing business, no such commitment was made during the 1995 year based on management's operating philosophy.

      As of December 31, 1996, the Company had no material purchase commitments. In the past, the company has acquired other businesses for cash, notes and common stock. Additional acquisitions may be made in the future. These acquisitions may be made, in part or in whole, for cash.

      Cash Flow from Financing Activities. Primary cash flows from financing activities relate to changes in financing under lines-of-credit, notes payable and advances by principal stockholders. On December 13, 1995, the amount outstanding on the note payable to a bank of $133,333, and $185,000 of the amount borrowed under its line-of-credit agreement were refinanced with the same bank.

As of December 31, 1996, the note payable and line-of-credit have been classified in accordance with the new agreement. The terms of the bank note require the Company to meet certain financial covenants at December 31, 1996. These ratios are adjusted on a quarterly or semi-annual basis during 1996 and thereafter. The covenants, ratios and terms of the agreement can be found in note #5 of the accompanying financial statements. The agreement also limits the Company's ability to make acquisitions, pay dividends, and make capital expenditures. In addition, the company is required to submit certain financial information on a periodic basis.

      At December 31, 1996, the Company was not in compliance with the dollar amount of working capital, current ratio, minimum tangible net worth, liabilities to tangible net worth, net income requirement and debt service ratio. Subsequent to year end, the Company obtained a waiver from the bank for these covenants as of December 31, 1996.

      Future maturities of the debt described above are as follows:

            1997..............................$ 97,050
            1998..............................  95,100
            1999..............................  45,071
                                              --------
                                              $237,221
                                              ========

      The Company may borrow up to $50,000 under the terms of a line-of-credit agreement with a bank through October 31, 1997. Amounts borrowed bear interest at the bank's prime interest rate plus 1% and are collateralized by substantially all assets of the Company. At December 31, 1996 and 1995, there was $50,000 and $35,000, respectively, outstanding under the terms of this line-of-credit.

      The Company also has available an unsecured line of credit of $100,000 with a bank with interest an amounts borrowed at the bank's prime rate plus 1%.

There were no borrowings as of the years ended December 31, 1994, 1995 and 1996. Borrowings under this line of credit are personally guaranteed by the Company's principal officers/stockholders.

      The company repaid $149,456, $150,599, and $164,033 under its long-term debt agreements in 1996, 1995 and 1994, respectively. While long-term borrowings were $8,361 in 1994, no borrowing activity existed for the 1995 year. At December 31, 1996, additional borrowing activity in the amount of $10,232 was incurred. At December 31, 1996, the Company owed $234,500 to a principal stockholder/director. For the years ended 1995 and 1994, this indebtedness amounted to $227,500 and $200,000, respectively. This debt bears interest at the prime rate plus three percent (3%) and the repayment of these advances is subordinated to the amounts outstanding under all other bank debt agreements. Principal repayment is scheduled for $18,000 per year.

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

2.  Results of Operations

      (a)  Percentage Comparison

      The following table presents certain financial data derived from the consolidated statements of operations of the Company for the years ended December 31, 1996, 1995 and 1994, expressed as a percentage of total revenues.

                                             Percentage of Total Revenues
                                                Years Ended December 31
                                           -----------------------------------
                                             1996          1995          1994
                                           -------       -------       -------
Title insurance premiums                    35.15%        42.13%        41.15%
Abstract/appraisal fees                     64.85         57.87         58.85
                                          -------       -------       -------
Total revenues                             100.00        100.00        100.00
Direct costs of revenue                    (20.80)       (20.90)       (21.87)
                                          -------       -------       -------
Gross profit                                79.20         79.10         78.13
Operating expenses:
      Personnel costs                      (50.09)       (51.18)       (61.77)
      Other operating expenses              25.10         22.18         27.01
                                          -------       -------       -------
Operating income/(loss)                      4.01          5.54        (10.65)
Other expenses                              (1.64)        (2.94)         (.14)
Income tax expense                           (.06)         (.05)          .98

                                          -------       -------       -------
Net income/loss                              2.31%         2.55%        (9.81)%
                                          =======       =======       =======

   (b) Operating Revenues

   Combined revenues of the Company decreased 20.03% from $4,779,546 for the year ended December 31, 1994 to $3,822,215 for the year ended December 31, 1995. The combined revenues further decreased approximately 3.02% to $3,706,778 for the year ended December 31, 1996.

   The company experienced a revenue decrease in 1994 due to strong competition within the abstract and title insurance industry, a weaker demand for home equity (second mortgage) loans, and the continuance of a sluggish real estate market in the northeast. This trend continued in a slightly less dramatic fashion in 1995 and 1996 as the housing market began to rebound in the areas where the Company does business. The Company expects total revenues to increase during 1997 as consumer confidence continues to increase and as the volume of orders increases from those customers lost to lower-priced non-performing competitors.

   Specifically, revenue from title insurance premiums decreased by 19.08% during 1996 to $1,302,970 versus $1,610,147 in 1995. A similar decrease occurred in 1995 of 18.13% from $1,966,849 realized in 1994. Despite the decrease in title sales for 1996, an increase in title searches and appraisal sales have offset these amounts resulting in a minimal decrease in combined revenues. During 1996, revenues from abstract and appraisal services increased to $2,403,808. These abstract and appraisal service revenues declined from $2,812,697 in 1994 to $2,212,068 in 1995. These fluctuations represented a 21.35% reduction in abstract and appraisal revenues from 1994 to 1995 and a corresponding increase of 8.67% from 1995 to 1996. As stated earlier, the decline in this segment of the Company's revenues from the years ended 1994 to 1996 resulted from more intense competition within the industry in addition to a lower volume of home equity (second mortgages) loans. The Company is able to provide appraisals on real properties under an exclusive arrangement with a local appraisal company.

   (c) Direct Costs of Revenue

   Direct costs of revenue consist to commissions paid to underwriters of title insurance and subcontractor costs paid to other title companies and to appraisers. As a result of a decrease in the volume of title search and appraisal orders in the geographic areas where the company does not have a direct operation, as well as the positive aspect of producing a higher percentage of orders using its own work force, direct costs of revenue have decreased slightly by 3.51% from $798,897 in 1995 to $770,834 in 1996. From 1994 to 1995, these same costs decreased in a more dramatic fashion by 23.57% from $1,045,319 in 1994.

      (d)  Operating Expenses

   Direct and indirect personnel costs and other operating expenses are incurred in connection with producing title searches and title examinations, maintaining the Company's title plant, and providing real estate appraisals. Total operating expenses decreased from $4,228,331 for the year ended December 31, 1994 to $2,811,810 for the same period in 1995. Operating expenses further declined in 1995 to $2,786,219. These decreases were primarily attributable to declining payroll costs associated with a reduction in staffing requirements as the demand for the Company's services decreased.

   In 1995, gross payroll and benefits amounted to $1,956,156 as compared to $2,952,187 in 1994. Office supplies, including postage, decreased from $173,122 to $97,612 for the same period. The decrease in operating expenses experienced by the Company in 1995 and 1996 was attributable to a cost containment and downsizing program implemented as a result of a lower than anticipated sales volume. The significant variances in expenses for 1996 are shown in the table below.

      Expense Item                              1996              1995
      ------------                              ----              ----

      Gross payroll & benefits            $1,856,772        $1,956,156

      Depreciation & Amortization             79,995           110,302

      Office supplies & postage              119,249            97,612

      Bad Debt                               114,175            75,675


   As with any service company, the major item of expense and corresponding increase in expense level associated with the Company's operations is gross payroll and employee benefits. As a percentage of revenues, personnel costs and other operating expenses represented 75% in 1996, 74% in 1995, and 89% in 1994. Decreases in payroll and personnel costs were incurred in order to enhance profits during a time when the overall revenue base was decreasing. This diminishing revenue base was attributable to a period of increasing interest rates for mortgage loans during the second half of 1994 and an increased level of competitiveness within the industry. Whereas the revenue base remained fairly stable following more traditional trends, through the 1995 calendar year, the Company was able to control payroll expenditures in a much more effective manner. The Company is continuing a strategic emphasis on productivity, geographic full service, and total quality standards. The Company's work force has decreased significantly from 94 in 1994 to 66 in both 1995 and 1996.

      Based on a decrease in sales order volume, income from operations for 1996 was $149,725 versus $211,508 in 1995. Net income was $85,718 for the 1996 calendar year whereas a corresponding net profit in the amount of $97,384 was recognized for 1995. In 1994, the Company suffered a significant decrease in income from operations and net income due to the economic downturn of the real estate market caused by increasing interest rates. The loss from normal operations of $534,030 was reduced from a $65,000 gain relating to the early extinguishment of debt from a related party to arrive at the net loss mentioned above for 1994. In 1995, the Company fully implemented cost cutting measures to ensure the profitability of the business. As a result, income from normal operations and net income represented sizable improvements from the previous years figures. Throughout 1996, similar business strategies and operating philosophies were used to contain payroll costs, direct costs and other overhead costs, thereby creating similar revenue, cost and profit levels.

Item 8.   Financial Statements and Supplementary Data

      The information required by this item is incorporated herein by reference to pages 33 to 51 of this Form 10-K and are indexed under Item 14(a)(1). See also the Financial Statement Schedules appearing herein, as indexed under Item 14(a)(2).

Item 9.   Disagreements on Accounting and Financial Disclosure

      There have been no disagreements on accounting and financial disclosure matters.

                                      PART III

Item 10.  Directors and Executive Officers of the Registrant

   The following table names the directors and indicates their age, their position with the Company or their principal occupation or employment, and the approximate number of shares of Common Stock beneficially owned by each director and all directors and officers as a group as of December 31, 1996.

                                                        Shares of
                  Position with the                    Common Stock    Percent
                  Company or Princi-      Director     Beneficially      of
Name         Age  pal Occupation           Since          Owned         Class
----         ---  ------------------      --------     -------------   -------
Frank B.     57   President and             1987       1,366,339 (3)    40.92%
Iacovangelo       Treasurer (1)

Bernard J.   49   Vice President            1987       1,376,339 (4)    41.22%
Iacovangelo       Secretary (1)

William S.   47   Executive Vice            1992         140,758 (5)     4.22%
Gagliano          President and
                  Director (1)


Anthony M.   56   President, director       1987          87,913 (6)     2.64%
Iacovangelo       and principal share-
                  holder of Faber
                  Construction Co., Inc.
                  Rochester,  NY  (2)

All Directors and Officers of the                      2,971,349        88.99%
Company as a group (four persons)                      (3)(4)(5)(6)


(1) From 1987 until June 1989, Frank B. Iacovangelo was a director, and on an interim basis for a period of approximately 11 months was Chairman of the Board of Charlie Bubbles, Ltd. food service business which filed a petition under Chapter 11 of the U.S. Bankruptcy Code on November 20, 1989.

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


        Name and                      Annual Compensation (1)
   Principal Position                 -----------------------
   ------------------
                                           Yearly Salary
                                           -------------

   Frank B. Iacovangelo                1996  --   - 0 -
   President, Chief                    1995  --   - 0 -
   Executive Officer                   1994  --  $61,800
   and Treasurer

------------------------------------------------

(1) Mr. Iacovangelo receives no other compensation or benefits from the Company. He neither received nor exercised any options during 1996 and he held no options at December 31, 1996.

   Remuneration of Directors

   During 1996, directors of the Company received no cash remuneration for serving as directors or as members of committees.

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


Employment Agreements

   Employment agreements between the Company and each of Messrs. Frank B. Iacovangelo, Bernard J. Iacovangelo and William S. Gagliano provide for employment terms which commenced January 1, 1992, year to year indefinite renewal terms subject to either the Company or the employee electing not to renew, as amended, minimum base salaries of $60,000 per year in the case of Frank Iacovangelo, $52,000 per year in the case of Bernard J. Iacovangelo and $75,000 in the case of Mr. Gagliano, additional salary and bonus compensation to be determined by the Board of Directors of the Company in its sole discretion, and restrictions against competition with the Company. Messrs. Frank B. Iacovangelo, Bernard J. Iacovangelo and William S. Gagliano received $ -0-,
$ -0- and $73,424 respectively during 1996.

Item 12. Security Ownership of Certain Beneficial owners and Management

   On December 31, 1996, the Company had outstanding and entitled to vote with respect to all matters to be acted upon at the Annual Meeting of Stockholders, 3,293,733 shares of Common Stock ($.04 par value). Each share of Common Stock is entitled to one vote. The Company currently has no other outstanding class of equity securities.

   In September, 1996, the Company purchased 50,000 shares of its common stock from a former director.

   The following table sets forth information as of December 31, 1996 showing all persons who, to the Company's knowledge, were beneficial owners of 5% or more of any class of its shares. All persons listed below have sole voting and investment power with respect to their shares unless otherwise indicated.

                              Amount and Nature of            Percent of
Name and Address              Beneficial Ownership              Class
------------------------------------------------------------------------
Frank B. Iacovangelo               1,366,339 (1) (3)          40.92%
39 State Street
Rochester, NY  14614

Bernard J. Iacovangelo             1,376,339 (2) (3)          41.22%
39 State Street
Rochester,  NY  14614

Wegman Building                     368,879 (3)               11.05%
    Associates
39 State Street
Rochester,  NY  14614

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

   Annual rental payments, pursuant to the lease, including common area charges, were approximately $72,000, $72,000 and $58,000 in 1996, 1995, and 1994,
respectively. During 1994, total unpaid rent of $109,000 was forgiven by the related partners. The Company owed approximately $18,100 and $20,000 at December 31, 1996 and 1995, respectively.

   Messrs. Frank and Bernard Iacovangelo, officers and directors of the Company, are members of the law firm of Gallo & Iacovangelo, general counsel to the Company.

   During 1996, 1995 and 1994, Frank Iacovangelo, President of the Company, made advances to the Company. These advances bear interest at the prime rate plus 3% and repayment is subordinated to the amounts outstanding under the Company's line of credit agreements. Mr. Iacovangelo has agreed not to require payment of these advances through January 1, 1998. At December 31, 1996, 1995 and 1994, this indebtedness amounted to $234,500, $227,500 and $200,000, respectively. In 1996, the Company paid Mr. Iacovangelo $21,292 in interest.

   In 1996, 1995 and 1994, approximately 4% of the Company's revenue was derived from the law firm of Gallo and Iacovangelo, a related party. At December 31, 1996, 1995, and 1994, the Company was owed $44,878, $36,742 and $59,284 respectively, from Gallo and Iacovangelo. Rates charged were comparable to those charged similar customers.

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The following documents are filed as a part of this report and as response to Item 8:

   (1)       Financial Statements

           - Auditors' Report dated February 13, 1997

           - Consolidated Balance Sheets - December 31, 1996 and 1995

           - Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994

           - Consolidated Statements of Changes in Stockholders' Investment for the Years Ended December 31, 1996, 1995 and 1994

           - Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

           - Notes to Consolidated Financial Statements (1) through (9)

   (2)       Financial Statement Schedules

           - Auditors' Report Dated February 13, 1997

           - Schedule II - Amounts Receivable From Related Parties for the Years Ended December 31, 1996, 1995 and 1994

           - Schedule VIII - Valuation and Qualifying Accounts for the Years Ended December 31, 1996, 1995 and 1994

           - Schedule IX - Short-Term Borrowings for the Years Ended December 31, 1996, 1995 and 1994

(3)   Exhibits

   (a)

         10.1 Waiver of Covenant(s) Letter from Marine Midland Bank dated March 21, 1997.

         22    Subsidiaries of Registrant


   (b)     Reports on Form 8-K.

           The Company filed no reports on Form 8-K during the fourth quarter of the year ended December 31, 1996.

   (c)     Exhibits

           See (a)(3) above.

   (d)     Financial Statement Schedules

           See (a)(2) above.

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 1997        FOUR CORNERS FINANCIAL CORPORATION

By: /s/ Frank B. Iacovangelo
   --------------------------------------------------
        Frank B. Iacovangelo, President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities on the dates indicated.

/s/ Frank B. Iacovangelo                                  March 28, 1997
------------------------------------------------------
Frank B. Iacovangelo
President, Treasurer and Director
(Chief Executive Officer and
Chief Financial Officer

/s/ William S. Gagliano                                   March 28, 1997
-------------------------------------------------------
William S. Gagliano
Executive Vice President, Chief
Accounting Officer and Director

/s/ Bernard J. Iacovangelo                                March 28, 1997
-------------------------------------------------------
Bernard J. Iacovangelo
Vice President, Secretary and
Director

/s/ Anthony M. Iacovangelo                                March 28, 1997
-------------------------------------------------------
Anthony M. Iacovangelo
Director

                         FOUR CORNERS FINANCIAL CORPORATION

                                  AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL STATEMENTS

                          AS OF DECEMBER 31, 1996 AND 1995

                                    TOGETHER WITH

                            INDEPENDENT AUDITORS' REPORT




                              March 27, 1997 (08:44am)

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of

         Four Corners Financial Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Four Corners Financial Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' investment, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Four Corners Financial Corporation and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                                Bonadio & Co. LLP

February 13, 1997
Except Note 5, which is
dated March 26, 1997
Rochester, New York

                 FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31, 1996 AND 1995

                          ASSETS                                             LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                          1996         1995                                                    1996        1995
                                          ----         ----                                                    ----        ----

CURRENT ASSETS:                                                      CURRENT LIABILITIES:
    Cash                               $   36,612   $   62,791           Lines-of-credit                      $   50,000  $  35,000
    Cash - escrow deposits                 74,540       90,403           Current portion of notes payable         97,050    331,211
    Accounts receivable, net of                                          Current portion of obligations
     allowance for doubtful                                                under capital leases                        -     32,738
     accounts of $84,000 in                                              Current portion of subordinated
     1996 and 1995                        510,762      465,181             debt due to officer/principal
    Prepaid expenses                        5,914       13,316              stockholder                           18,000     27,500
    Current portion of note receivable      7,500        2,500           Accounts payable                        425,697    393,179
                                                                         Accounts payable - related parties       21,400     20,000
                                                                         Escrow deposits                          74,540     90,403
                                                                         Accrued income taxes                      1,500      1,500
                                                                         Other accrued expenses                   63,953     50,886
                                       ----------   ----------                                                ---------- ----------
     Total current assets                 635,328      634,191      Total current liabilities                    752,140    982,417
                                       ----------   ----------                                                ---------- ----------

PROPERTY AND EQUIPMENT, net               142,523      195,940        LONG-TERM LIABILITIES:
                                       ----------   ----------          Notes payable, net of current portion    140,171      1,674
                                                                        Obligations under capital leases, net
                                                                         of current portion                            -        590
OTHER ASSETS:                                                           Subordinated debt due to officer/
    Note receivable, net of current                                      principal stockholder                   216,500    200,000
     portion                                    -       10,000                                                ---------- ----------
    Cash value of officer life
     insurance                             18,618       17,616            Total long-term liabilities            356,671    202,264
    Other assets                            8,760       15,256                                                ---------- ----------
                                       ----------   ----------
                                           27,378       42,872
                                       ----------   ----------
                                                                          Total liabilities                    1,108,811  1,184,681
                                                                                                              ---------- ----------

TITLE PLANT                               419,905      367,283        STOCKHOLDERS' INVESTMENT:
                                       ----------   ----------          Common stock, $.04 par value,
                                                                         15,000,000 shares authorized,
                                                                         3,348,733 issued; 3,293,733
                                                                         and 3,343,733 outstanding in
                                                                         1996 and 1995, respectively            133,752     133,752
                                                                         Additional paid-in capital             835,402     835,402

                                                                         Accumulated deficit                   (822,206)   (907,924)
                                                                                                              ---------- ----------

                                                                                                                146,948      61,230
                                                                        Less: Treasury stock; at
                                                                         cost 55,000 and 5,000
                                                                         shares in 1996 and 1995,
                                                                         respectuvely                           (30,625)    (5,625)
                                                                                                             ---------- ----------

                                                                         Total stockholders'
                                                                          investment                            116,323     55,605
                                                                                                             ---------- ----------

                                       $1,225,134   $1,240,286                                               $1,225,134 $1,240,286
                                       ==========   ==========                                               ========== ==========

    The accompanying notes are an integral part of these consolidated statements.

             FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                             1996                  1995                  1994
                                                             ----                  ----                  ----
REVENUE:
 Title insurance premiums                                 $1,302,970            $1,610,147            $1,966,849
 Abstract and appraisal services                           2,403,808             2,212,068             2,812,697
                                                          ----------            ----------            ----------

                                                           3,706,778             3,822,215             4,779,546
                                                          ----------            ----------            ----------

DIRECT COSTS OF REVENUE:
 Title insurance premiums                                   (370,506)             (508,784)             (539,390)
 Abstract and appraisal services                            (400,328)             (290,113)             (505,929)
                                                          ----------            ----------            ----------

                                                            (770,834)             (798,897)           (1,045,319)
                                                          ----------            ----------            ----------

    Gross profit                                           2,935,944             3,023,318             3,734,227

OPERATING EXPENSES                                        (2,786,219)           (2,811,810)           (4,228,331)
                                                          ----------            ----------            ----------

    Income (loss) from operations                            149,725               211,508              (494,104)
                                                          ----------            ----------            ----------

OTHER EXPENSES:
 Interest                                                    (60,661)              (72,028)              (71,845)
 Loss on disposal of property                                      -               (40,596)              (14,932)
                                                          ----------            ----------            ----------

                                                             (60,661)             (112,624)              (86,777)
                                                          ----------            ----------            ----------

    Income (loss) before income taxes
     and extraordinary item                                   89,064                98,884              (580,881)

BENEFIT FROM (PROVISION FOR) INCOME TAXES                     (3,346)               (1,500)               46,851
                                                          ----------            ----------            ----------

    Income (loss) before extraordinary item                   85,718                97,384              (534,030)

EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF
 DEBT, net of income tax of $44,000                                -                     -                65,000

                                                          ----------            ----------            ----------

NET INCOME (LOSS)                                         $   85,718            $   97,384            $ (469,030)
                                                          ==========            ==========            ==========

NET INCOME (LOSS) PER SHARE:

 Income (loss) before extraordinary item                  $      .03            $      .03            $     (.16)
 Extraordinary item                                                -                     -                   .02
                                                          ----------            ----------            ----------

    Net income (loss) per share                           $      .03            $      .03            $     (.14)
                                                          ==========            ==========            ==========


The accompanying notes are an integral part of these consolidated statements.

              FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                             Common Stock          Additional                                Total
                                         ----------------------     Paid-in    Accumulated   Treasury    Stockholders
                                           Shares       Amount     Capital       Deficit      Stock       Investment
                                         ----------   ---------   ----------   ----------   ----------   ----------
BALANCE - December 31, 1993               3,343,733     133,752      835,402     (536,278)      (5,625)     427,251

   Net loss                                       -           -            -     (469,030)           -     (469,030)
                                         ----------   ---------   ----------   ----------   ----------   ----------


BALANCE - December 31, 1994               3,343,733     133,752      835,402   (1,005,308)      (5,625)     (41,779)

   Net income                                     -           -            -       97,384            -       97,384
                                         ----------   ---------   ----------   ----------   ----------   ----------


BALANCE - December 31, 1995               3,343,733     133,752      835,402     (907,924)      (5,625)      55,605

   Net income                                     -           -            -       85,718            -       85,718

   Purchase of treasury stock               (50,000)          -            -            -      (25,000)     (25,000)
                                         ----------   ---------   ----------   ----------   ----------   ----------

BALANCE - December 31, 1996              $3,293,733   $ 133,752   $  835,402   $ (822,206)  $  (30,625)  $  116,323
                                         ==========   =========   ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated statements.

             FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                           1996                1995                1994
                                                           ----                ----                ----
CASH FLOW FROM OPERATING ACTIVITIES:

   Net income (loss) before extraordinary item          $   85,718          $   97,384          $(534,030)
   Adjustments  to reconcile  net income (loss) before
    extraordinary item to net cash flow from
    operating activities:

    Extraordinary item - gain on extinguishment of debt          -                   -             65,000
    Provision for bad debts                                      -              75,675            121,678
    Loss on disposal of property                                 -              40,596             14,932
    Depreciation and amortization                           79,995             110,302            124,442
    Changes in:
      Accounts receivable                                  (45,581)            (61,677)           274,649
      Prepaid expenses                                       7,402              (4,226)              (142)
      Income tax receivable                                      -               6,725             (6,725)
      Accounts payable and accounts payable -
       related party                                        33,918             (42,687)            29,028
      Other accrued expenses                                13,067             (12,753)           (29,881)
      Accrued income taxes                                       -               1,500             (6,600)
                                                        ----------          ----------          ---------

        Net cash flow from operating activities            174,519             210,839             52,351
                                                        ----------          ----------          ---------

CASH FLOW FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                     (16,346)            (39,325)           (31,469)
   Proceeds from sale of property and equipment                  -                   -             24,500
   Repayment of note receivable                              5,000                   -                  -
   Change in other assets                                    6,496              (2,010)             1,625
   Change in cash value of officer life insurance           (1,002)              2,454            (20,070)
   Investment in title plant                               (52,622)                  -            (36,985)
                                                        ----------          ----------          ---------

        Net cash flow from investing activities            (58,474)            (38,881)           (62,399)
                                                        ----------          ----------          ---------

CASH FLOW FROM FINANCING ACTIVITIES:

   Change in lines-of-credit                                15,000             (15,000)            95,000
   Borrowings on notes payable                              10,232                   -              8,361

   Repayment of notes  payable and  obligations  under    (149,456)           (150,599)          (164,033)
    capital leases
   Increase in subordinated debt due to                      7,000              27,500                  -
    officer/principal stockholder
   Purchase of treasury stock                              (25,000)                  -                  -
                                                        ----------          ----------          ---------

        Net cash flow from financing activities           (142,224)           (138,099)           (60,672)
                                                        ----------          ----------          ---------

NET INCREASE (DECREASE) IN CASH                            (26,179)             33,859            (70,720)

CASH - beginning of year                                    62,791              28,932             99,652
                                                        ----------          ----------          ---------

CASH - end of year                                      $   36,612          $   62,791          $  28,932
                                                        ==========          ==========          =========

The accompanying notes are an integral part of these consolidated statements.

              FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1996 AND 1995

(1)  The Company

     Four Corners Financial Corporation (FCFC) and its Subsidiaries, Four Corners Abstract Corporation (FCAC) and Proper Appraisal Specialists, Inc. provide services and products including real estate title searching, preparation of abstracts of title, issuance of title insurance as an agent for certain national underwriting companies primarily in Western and Central New York State. All of these services and products are required in connection with the mortgaging, sale or purchase of real property.

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

     Escrow Deposits -

     As a service to its customers, administers escrow deposits representing undisbursed amounts received for settlements of mortgage loans or property sales and indemnities against specific title risks. These funds are recorded as both a current asset and a current liability in the accompanying consolidated balance sheets.

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

     Net Income Per Share -

     Net income per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during the periods. The weighted average number of shares outstanding is as follows:

                                            1996          1995         1994
                                            ----          ----         ----

     Weighted average number of
      common shares outstanding:

       Common shares                      3,331,233    3,343,733     3,343,733
                                         ==========    =========    ==========


     Fully diluted earnings per share did not differ materially from primary earnings per share in any of these three years. Common equivalent shares have not been considered in the calculation of weighted average number of common shares outstanding for 1996 and 1995 as the effect is anti-dilutive.

     Reclassifications -

     Certain reclassifications have been made to the 1995 statements to conform to the current year presentation.

(3)  Property and Equipment

     Property and equipment consisted of the following at December 31:

                                                          1996         1995

         Furniture and equipment                       $ 899,925    $  888,641
         Vehicles                                         97,627        96,734
         Leasehold improvements                           49,564        44,502
                                                       ---------    ----------

                                                       1,047,116     1,029,877

         Less:  Accumulated depreciation and
               amortization                             (904,593)     (833,937)
                                                       ---------    ----------

                                                       $ 142,523    $  195,940
                                                       =========    ==========


     During 1994, the Company entered into capital lease obligations totalling $24,107. The assets related to these obligations are included as part of property and equipment.

     Depreciation and amortization expense for 1996, 1995 and 1994 was $79,995, $110,302 and $124,442, respectively.

(4)  Income Taxes

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of property and certain expenses for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

     The (benefit from) provision for income taxes consisted of the following at December 31:

                                            1996          1995         1994
                                            ----          ----         ----
         Federal:

           Current                       $        -    $       -    $   (4,200)
           Deferred                               -            -       (37,400)

         State:

           Current                            3,346        1,500         1,349
           Deferred                               -            -        (6,600)
                                         ----------    ---------    ----------

                                         $    3,346    $   1,500    $  (46,851)
                                         ==========    =========    ==========


     Income tax expense for 1996, 1995 and 1994 differs from the expected tax expense, computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes as follows:

                                        1996         1995         1994
                                        ----         ----         ----

     Expected tax expense (benefit)  $  30,300    $  33,000    $(139,000)

     Effect of graduated Federal rate   (3,400)      (3,100)           -

     State income taxes, net of
      Federal income tax benefit         5,300        1,000      (23,000)


     Change of valuation allowance     (27,800)     (25,900)     123,000

     Other, net                         (1,054)      (3,500)      (7,851)
                                     ---------    ---------    ---------

                                     $   3,346    $   1,500    $ (46,851)
                                     =========    =========    =========


     At December 31, 1996, the Company has available a net operating loss carryforward of approximately $202,000. This net operating loss carryforward will begin to expire in 2002. The Company has recorded a valuation allowance equal to the deferred tax asset related to the carryforward.

     Taxes paid in 1996, 1995 and 1994 were $3,346, $1,102, and $3,425, respectively.

(5)  Financing Arrangements

     Notes Payable -

     Notes payable consisted of the following at December 31:

                                                      1996            1995
                                                  -----------       ---------
     Note payable to a bank with monthly
     principal payments of $7,674 through
     October, 1997 and $6,230 through
     October, 1999, plus interest at the
     bank's prime rate plus 1.25%. This note
     is guaranteed by the officers/stockholders
     of the Company and is collateralized by
     substantially all of the Company's assets.  $   226,250       $ 318,333

     Various notes payable with aggregate
     monthly installments of $835, including
     interest at rates ranging from 8% to
     9.5%. These notes mature through
     November, 1999 and are collateralized by
     the related equipment.                           10,971          14,552
                                                 -----------       ---------

                                                     237,221         332,885
                                                 -----------       ---------

     Less:  Current portion                          (97,050)       (331,211)
                                                 -----------       ---------


                                                 $   140,171       $   1,674
                                                 ===========       =========

     The note payable to the bank requires the Company to meet certain financial covenants at December 31, 1996 as follows:

     a.  Working capital of at least $20,000.
     b.  Current ratio of at least 1.1 to 1,
     c.  Minimum tangible net worth of at least $400,000
     d.  Total liabilities to tangible net worth of not more than
         1.9 to 1,
     e.  Net income before taxes of $110,000, and
     f.  Debt service ratio of not less than 1.75 to 1.

     The agreement also limits the Company's ability to make acquisitions, pay dividends and make capital expenditures, and requires the Company to submit certain financial information.

     At December 31, 1996 and 1995, the Company was not in compliance with the required amount of working capital, current ratio, minimum tangible net worth, liabilities to tangible net worth, net income requirement and debt service ratio. Subsequent to year end, the Company obtained a waiver from the bank for these covenants as of December 31, 1996 and 1995.

     Future maturities of long-term debt are as follows:

            1997.......................................   97,050
            1998.......................................   95,100
            1999.......................................   45,071
                                                       ---------

                                                       $ 237,221
                                                       =========

     Obligations Under Capital Leases -

     The Company has entered into capital lease agreements for certain of its equipment. These obligations consisted of the following at December 31:

                                                          1996         1995
                                                       ---------    ----------
     Various leases payable with aggregate
     monthly installments of $4,257, in-
     cluding interest at rates ranging from
     8.4% to 13.1%. These leases were paid in

     full in 1996.                                     $       -    $   33,328

     Less:  Current portion                                    -       (32,738)
                                                       ---------    ----------

                                                       $       -    $      590
                                                       =========    ==========

     Lines-of-Credit -

     The Company may borrow up to $50,000 under the terms of a line-of-credit agreement with a bank through October 31, 1997. Amounts borrowed bear interest at the bank's prime interest rate plus 1% and are collateralized by substantially all assets of the Company and are guaranteed by the officers/stockholders of the Company. At December 31, 1996 and 1995, there was $50,000 and $35,000, respectively, outstanding under the terms of this line-of-credit.

     The Company may also borrow up to $100,000 under the terms of an unsecured line-of-credit with another bank. Amounts borrowed bear interest at the bank's prime interest rate plus 1%. Borrowings under this line-of-credit are personally guaranteed by the Company's principal officers/stockholders. There were no borrowings under the terms of this line-of-credit at December 31, 1996 and 1995.

     Interest -

     Interest paid in 1996, 1995 and 1994 on all notes payable, obligations under capital leases and lines-of-credit was $58,394, $76,337, and $67,536, respectively.

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

     Options issued under the 1992 and 1988 Plans expired in 1995. No further options will be granted under the 1988 Plan.

     The Company has reserved 647,500 common shares for issuance under the 1992 plan.

     Following is a summary of option activity under the 1992 and 1988 Plans:

                                                    --- Shares Under Option ---

                                                          1996         1995

         Outstanding, beginning of year                        -       271,000
         Expired during the year                               -      (271,000)
                                                       ---------    ----------

         Outstanding, end of year                              -             -
                                                       =========    ==========


(7)  Related Party Transactions

     Subordinated Debt Due to Officer/Principal Stockholder -

     During 1996, 1995 and 1994 one of the Company's officers/principal stockholders made advances to the Company. These advances were $234,500, $227,500, and $200,000 at December 31, 1996, 1995 and 1994, respectively.
     Amounts borrowed bear interest at the prime rate plus 3%. Repayment of these advances is subordinated to the amounts outstanding under all other bank debt agreements. Principal repayment is scheduled for $18,000 per year.

     Notes Payable to Officers/Principal Stockholders -

     At December 31, 1996, the Company owed approximately $3,300 to a law firm in which the Company's principal stockholder is a partner for legal fees paid on behalf of the Company. This amount was included in accounts payable at December 31, 1996.

     Office Lease Commitment -

     The Company leases its Rochester facility through June 2000 from a company controlled by FCAS's principal stockholder at an annual rental of $72,000. Rent and common area charges were approximately $72,000, $72,000, and $58,000 in 1996, 1995 and 1994, respectively. The Company owed approximately $18,100 and $20,000 for unpaid rent at December 31, 1996 and 1995, respectively.

     During 1994, total unpaid rent of $109,000 was forgiven by the related party. The forgiveness of unpaid rent occurred in connection with the restructuring of the Company's lease. The Company relinquished a portion of its existing space and reduced the future term of the lease. The overall terms of the lease restructure are believed to be similar to those which would have been obtained from an unrelated third-party. This amount has been reflected as an extraordinary item - gain on extinguishment of debt, net of income taxes of $44,000, in the accompanying consolidated statement of operations.

     Revenue and Accounts Receivable -

     In each of 1996, 1995 and 1994, approximately 4% of revenue was derived from a related party. At December 31, 1996, 1995 and 1994, the Company was owed $44,878, $36,742, and $59,284, respectively, related to these sales.

(8)  Lease Commitments

     The Company leases other office facilities under operating lease agreements expiring through December, 2000.

     Minimum future lease payments under non-cancelable lease agreements with unrelated parties are as follows at December 31:

            1997.......................................$  71,313
            1998.......................................   55,564
            1999.......................................   11,036
            2000.......................................    5,903
                                                       ---------

                                                       $ 143,816

     Rent expense related to these operating leases was approximately $121,000, $124,000, and $135,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

(9)  Sale of Appraisal Operations

     During 1995, the Company sold the assets of its real estate appraisal operations for $125,000, allocated as follows:

            Fixed assets                               $  12,500
            Customer lists and goodwill                  100,000
            Covenant not-to-compete                       12,500
                                                       ---------
                                                       $ 125,000
                                                       =========


     In exchange for the fixed assets, the Company received a non-contingent $12,500 non-interest bearing note receivable in ten quarterly installments of $1,250 beginning May 1, 1996. The quarterly payment of the $1,250 on the non-contingent note receivable is not dependent on the purchaser's operating results. The quarterly payments of $1,250 due May 1, August 1, and November 1, 1996 were received by the Company. The Company recorded the $12,500 non-contingent note receivable as income in 1995.

     In exchange for the customer lists and goodwill and covenant not-to-compete the Company received a $112,500 contingent note receivable in quarterly installments, plus interest at 9%, beginning May 1, 1996. Payment on the $112,500 contingent note receivable is required only by the amount that 19% of the purchaser's gross margin on sales to the Company's former customers exceeds $1,250 on a quarterly basis. No portion of the contingent note receivable was recorded as income. The Company intends to record income from the collection of interest and/or principal on the contingent note receivable as it is received.

(10) Fair Value of Financial Instruments

     The Company's financial instruments consist of cash, accounts and notes receivable, accounts payable and debt. The carrying amounts approximate their fair value, or in this case of debt, it is impracticable to estimate the fair value.

                        INDEPENDENT AUDITORS' REPORT ON

                         FINANCIAL STATEMENT SCHEDULES

To the Stockholders of

    Four Corners Financial Corporation and Subsidiaries:

Our report on our audit of the basic financial statements of Four Corners Financial Corporation and Subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, appears elsewhere in this Registration Statement. Those audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedules are presented for the purpose of complying with the Securities and Exchange Commission's rules and regulations and are not a required part of the basic financial statements. The supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

February 13, 1997
Except Note 5, which is
dated March 26, 1997
Rochester, New York

              FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARIES

                 SCHEDULE IV - INDEBTEDNESS TO RELATED PARTIES

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                   Balance at
                                                   Beginning                              Balance at
                                                    of Year    Additions(1)  Repayments   End of Year
                                                   ==========  =========     ==========   ==========
YEAR ENDED DECEMBER 31, 1996:

   Note payable - officer/principal stockholders   $227,500   $   25,000     $   18,000   $234,500
                                                   ========   ==========     ==========   ========

YEAR ENDED DECEMBER 31, 1995:

   Note payable - officer/principal stockholders   $200,000   $   29,000     $    1,500   $227,500
                                                   ========   ==========     ==========   ========

YEAR ENDED DECEMBER 31, 1994:

   Note payable - officer/principal stockholders   $200,000   $       --     $       --   $200,000
                                                   ========   ==========     ==========   ========

(1) All additions to indebtedness to related parties were used for general working capital purposes and for repurchases of treasury stock.

             FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARIES

              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                         Additions
                                                   -----------------------
                                        Balance at               Charges to                Balance at
                                        Beginning  Charges to      Other                     End of
                                        of Period   Expenses      Accounts    Deductions     Period
                                        =========   =========   ===========   ==========    =========
FOR THE YEAR ENDED DECEMBER 31, 1996:

   Allowance for doubtful accounts      $  84,000   $ 114,175   $        --   $(114,175)   $  84,000
                                        =========   =========   ===========   =========    =========


FOR THE YEAR ENDED DECEMBER 31, 1995:

   Allowance for doubtful accounts      $ 100,000   $  75,675   $        --   $ (91,675)   $  84,000
                                        =========   =========   ===========   =========    =========


FOR THE YEAR ENDED DECEMBER 31, 1994:   $  30,000   $ 121,678   $        --   $ (51,678)   $ 100,000
                                        =========   =========   ===========   =========    =========


             FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARIES

                     SCHEDULE IX - SHORT-TERM BORROWINGS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                                            Weighted
                                                                   Maximum      Average     Average
                                                                    Amount      Amount      Interest
                                      Outstanding    Interest    Outstanding  Outstanding    Rate
                                       Balance at  Rate at end   During the   During the   During the
         Borrowing Category           End of Year    of Year       Year         Year (1)    Year (2)
         ------------------           ------------   -------    -----------   -----------   -------

YEAR ENDED DECEMBER 31, 1996:

   Borrowings under lines-of-credit   $     50,000      9.25%   $   150,000   $    66,250      9.47%
                                      ============   =======    ===========   ===========      ====


YEAR ENDED DECEMBER 31, 1995:

   Borrowings under lines-of-credit   $     35,000      9.50%   $   235,000   $   218,333      9.78%
                                      ============   =======    ===========   ===========      ====


YEAR ENDED DECEMBER 31,1994:

   Borrowings under lines-of-credit   $     50,000      9.00%   $   235,000   $   184,583      6.69%
                                      ============   =======    ===========   ===========      ====


Notes:

(1) Calculated as the average of month-end balances outstanding.

(2) Calculated as actual interest expense divided by the average amount outstanding during the year.