Form 10-Q
period 1997-03-31
FOUR CORNERS FINANCIAL CORP
filed 1997-05-15
CIK 230014

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----
         Exchange Act of 1934

For the quarterly period ended March 31, 1997

----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission File Number 0-8628
                       --------------------------------------------------------

           FOUR CORNERS FINANCIAL CORPORATION (as of April 12, 1988)
-------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

           Delaware                                             22-2044086
(State or other Jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                   370 East Avenue, Rochester, New York 14604
-------------------------------------------------------------------------------
              (Address of principal executive offices - Zip Code)

                                 (716) 454-2263
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

At May 9, 1997 there were 3,293,733 of the registrant's $.04 par value common stock outstanding.

                       FOUR CORNERS FINANCIAL CORPORATION

                                     INDEX

                                                                         Page
                                                                        Number

PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements (Unaudited)

                       Consolidated Balance Sheets as of                   1-2
                        March 31, 1997 (Unaudited) and
                        December 31, 1996

                       Consolidated Statements of Operations for the         3
                        Three Months Ended March 31, 1997 and 1996
                        (Unaudited)

                       Consolidated Statements of Changes in                 4
                        Stockholders' Investment for the Three Months
                        Ended March 31, 1997 and 1996 (Unaudited)

                       Consolidated Statements of Cash Flows for the         5
                        Three Months Ended March 31, 1997 and 1996
                        (Unaudited)

                       Notes to Condensed Consolidated Financial          6-12
                        Statements (Unaudited)

           Item 2.  Management's Discussion and Analysis of              13-14
                    Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings                                       15

           Item 2.  Changes in Securities                                   15

           Item 3.  Default Upon Senior Securities                          15

           Item 4.  Submission of Matters to a Vote of                      15
                    Security Holders

           Item 5.  Other Information                                       15

           Item 6.  Exhibits and Reports on Form 8-K                        15


SIGNATURE                                                                   16

PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements (Unaudited)



                       FOUR CORNERS FINANCIAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1997 AND DECEMBER 31, 1996



                                     ASSETS


                                                                                 March 31,       December 31,
                                                                                   1997              1996
                                                                                ----------       ------------
                                                                               (Unaudited)
CURRENT ASSETS:
         Cash and equivalents                                                   $   18,355       $   36,612
         Cash - escrow deposits                                                    113,234           74,540
         Accounts receivable - trade, net of
          allowance for doubtful accounts of $84,000
          in 1997 and 1996                                                         493,396          510,762
         Prepaid expenses                                                            3,327            5,914
         Other receivables                                                           5,564              ---
         Current portion of note receivable                                          7,500            7,500
         Income tax receivable                                                         ---              ---
                                                                                ----------       ----------

                  Total current assets                                             641,376          635,328
                                                                                ----------       ----------


TITLE PLANT                                                                        419,905          419,905
                                                                                ----------       ----------


PROPERTY AND EQUIPMENT, net of accumulated
 depreciation                                                                      125,146          142,523
                                                                                ----------       ----------



OTHER ASSETS:
         Note receivable, net of current portion                                       ---              ---
         Cash value of life insurance                                               18,618           18,618
         Other assets                                                                6,377            8,760
                                                                                ----------       ----------

                                                                                    24,995           27,378
                                                                                ----------       ----------

                                                                                $1,211,422       $1,225,134
                                                                                ==========       ==========

        The accompanying notes are an integral part of these statements.

                       FOUR CORNERS FINANCIAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1997 AND DECEMBER 31, 1996


                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                                                March 31,        December 31,
                                                                                  1997               1996
                                                                                ---------        ------------
                                                                               (Unaudited)
CURRENT LIABILITIES:
         Line-of-credit                                                         $   50,000       $   50,000
         Current portion of notes payable                                           95,552           97,050
         Current portion of obligations under
          capital leases                                                               ---              ---
         Notes payable to officers/principal
          stockholders                                                              18,000           18,000
         Accounts payable                                                          488,306          425,697
         Accounts payable - related parties                                         28,761           21,400
         Escrow deposits                                                           113,234           74,540
         Accrued income taxes                                                        1,500            1,500
         Other accrued expenses                                                     32,246           63,953
                                                                                ----------       ----------

                  Total current liabilities                                        827,599          752,140
                                                                                ----------       ----------

LONG-TERM LIABILITIES:
         Notes payable, net of current portion                                     116,423          140,171
         Obligations under capital leases, net
          of current portion                                                           ---              ---
         Due to officer/principal stockholder                                      212,000          216,500
                                                                                ----------       ----------

                  Total long-term liabilities                                      328,423          356,671
                                                                                ----------       ----------

                  Total liabilities                                              1,156,022        1,108,811
                                                                                ----------       ----------

STOCKHOLDERS' INVESTMENT:
         Common stock, $.04 par value, 15,000,000
          shares authorized, 3,348,733 issued and
          3,293,733 outstanding in 1997 and 1996                                   133,752          133,752
         Additional paid-in-capital                                                835,402          835,402
         Accumulated deficit                                                      (883,129)        (822,206)

                                                                                -----------      ----------

                                                                                    86,025          146,948

         Less:  Treasury stock at cost                                             (30,625)         (30,625)
                                                                                ----------       ----------

                  Total stockholders' investment                                    55,400          116,323
                                                                                ----------       ----------

                                                                                $1,211,422       $1,225,134
                                                                                ==========       ==========

        The accompanying notes are an integral part of these statements.

                       FOUR CORNERS FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                           1997                      1996
                                                                        ----------                ----------
                                                                        (Unaudited)               (Unaudited)
REVENUE:

         Title insurance premiums                                       $  243,400                $  340,293
         Abstract and appraisal fees                                       541,049                   548,441
                                                                        ----------                ----------

                                                                           784,449                   888,734
                                                                        ----------                ----------

DIRECT COSTS OF REVENUE:

         Title insurance                                                   (68,572)                 (116,128)
         Abstract and appraisal services                                   (91,856)                  (85,993)
                                                                        ----------               -----------

                                                                          (160,418)                 (202,121)
                                                                        ----------               -----------

                  Gross profit                                             624,031                   686,613

OPERATING EXPENSES:                                                       (671,330)                 (707,159)
                                                                        ----------                ----------

         Loss from operations                                              (47,299)                  (20,546)
                                                                        ----------                ----------

INTEREST, NET:                                                             (13,624)                  (15,374)
                                                                        ----------                ----------

NET LOSS                                                                $  (60,923)               $  (35,920)
                                                                        ==========                ==========

NET LOSS PER SHARE                                                      $     (.02)               $     (.01)
                                                                        ==========                ==========


        The accompanying notes are an integral part of these statements.

                       FOUR CORNERS FINANCIAL CORPORATION

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                ----- Common Stock -----    Additional                                  Total
                                                                             Paid-in-    Accumulated     Treasury    Stockholders'
                                                  Shares         Amount       Capital       Deficit        Stock      Investment
                                                 ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, December 31, 1995                       3,343,802     $ 133,752     $ 835,402     $(907,924)    $  (5,625)    $  55,605

         Net loss for the three months ended
          March 31, 1996 (Unaudited)                    --            --            --       (35,920)           --       (35,920)
                                                 ---------     ---------     ---------     ---------     ---------     ---------


BALANCE, March 31, 1996 (Unaudited)              3,343,802     $ 133,752     $ 835,402     $(943,844)    $  (5,625)    $  19,685
                                                 =========     =========     =========     =========     =========     =========


BALANCE, December 31, 1996                       3,293,733     $ 133,752     $ 835,402     $(822,206)    $ (30,625)    $ 116,323

         Net loss for the three months ended
          March 31, 1997 (Unaudited)                    --            --            --       (60,923)           --       (60,923)
                                                 ---------     ---------     ---------     ---------     ---------     ---------


BALANCE, March 31, 1997 (Unaudited)              3,293,733     $ 133,752     $ 835,402     $(883,129)    $ (30,625)    $  55,400
                                                 =========     =========     =========     =========     =========     =========

       The accompanying notes are an integral part of these statements.

                       FOUR CORNERS FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                                           1997                      1996
                                                                        (Unaudited)               (Unaudited)
                                                                       - - - - - - -             - - - - - - -
CASH FLOW OPERATING ACTIVITIES:
   Net loss                                                            $  (60,923)               $  (35,920)
   Adjustments to reconcile net loss to
    net cash flow from operating activities:
   Depreciation and amortization                                           17,377                    21,131
   Decrease/(increase) in accounts receivable                              17,366                   (23,890)
   Decrease/(increase) in other current assets                             (2,977)                    5,200
   Increase in accounts payable                                            69,970                    60,483
   Decrease in other current liabilities                                  (31,707)                  (19,314)
                                                                       -----------               -----------

         Net cash flow from operating activities                            9,106                     7,690
                                                                       -----------               ----------


CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of property and equipment,
    net of disposals                                                          ---                    (3,323)
   Decrease in other assets                                                 2,383                       ---
                                                                       ----------                ----------

         Net cash flow from investing activities                            2,383                    (3,323)
                                                                       ----------                -----------


CASH FLOW FROM FINANCING ACTIVITIES:
   Decrease in notes payable, net                                         (25,246)                  (27,002)
   Decrease in obligations under
    capital leases, net                                                       ---                   (10,934)
   Increase in line-of-credit                                                 ---                       ---
   Decrease in amount due to
    officer/principal stockholder                                          (4,500)                   (4,500)
                                                                       -----------               -----------

         Net cash flow from financing activities                          (29,746)                  (42,436)
                                                                       -----------               -----------


NET DECREASE IN CASH AND EQUIVALENTS:                                     (18,257)                  (38,069)



CASH AND EQUIVALENTS - beginning of period                                 36,612                    62,791
                                                                       ----------                ----------

CASH AND EQUIVALENTS - end of period                                   $   18,355                $   24,722
                                                                       ==========                ==========

        The accompanying notes are an integral part of these statements.

                       FOUR CORNERS FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1997 AND 1996

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

         There were no material temporary differences at December 31, 1996 or at March 31, 1997. Therefore, no deferred taxes have been provided.


         At December 31, 1996, the Company has available a net operating loss carry-forward of approximately $202,000, which begins to expire in 2002. The Company has recorded a valuation allowance equal to the deferred tax asset related to the carryforward.


 (6)     Escrow Deposits

         As a service to its customers, FCAC administers escrow deposits representing undisbursed amounts received for settlements of mortgage loans or property sales and indemnities against specific title risks. These funds, totalling $113,234 and $74,540 at March 31, 1997 and December 31, 1996, respectively, are recorded as both a current asset and a current liability in the accompanying consolidated balance sheets.

 (7)     Notes Payable and Obligations Under Capital Leases

         Notes Payable -

         On December 13, 1995, the amount outstanding on the note payable to a bank, $133,333, and $185,000 of the amount borrowed under its line-of-credit agreement were refinanced with the same bank. The note payable and line-of-credit have been classified in accordance with the new agreement as of December 31, 1996. The note payable to the bank requires the company to meet certain financial covenants at December 31, 1996 as follows:

         a.  Working capital of at least $20,000
         b.  Current ratio of 1.1 to 1
         c.  Minimum tangible net worth of at least $400,000
         d.  Total liabilities to tangible net worth of not more than 1.9 to 1.
         e.  Net income before taxes of $110,000, and
         f.  Debt service ratio of not less than 1.75 to 1.

         The agreement also limits the Company's ability to make acquisitions, pay dividends and make capital expenditures, and requires the Company to submit certain financial information. At December 31, 1996 the Company was not in compliance with certain of the covenants. Subsequent to year end, the Company obtained a waiver from the bank for these covenants as of December 31, 1996.


         Notes payable consisted of the following:

                                                   March 31,     December 31,
                                                     1997           1996
                                                   ---------     ------------

Note payable to Marine Midland Bank, due
in monthly installments of $7,674
through October, 1997 and $6,230 through
October, 1999 plus interest at the
bank's prime rate plus 1.25%. This note
is guaranteed by the officers/
stock-holders of the Company and is
collateralized by substantially all of
the Company's assets.                             $  203,229     $  226,250

Various notes payable in aggregate
monthly installments of $835 and $550
for December 1996 and March 1997
respectively, including interest at
rates ranging from 8% to 9%. These notes
mature through June, 1997 and are
collateralized by the related equipment.               8,746         10,971
                                                  ----------     ----------
                                                     211,975        237,221

Less:  Current Portion                               (95,552)       (97,050)
                                                  ----------     ----------
                                                  $  116,423     $  140,171
                                                  ==========     ==========

(8)      Lines-of-Credit

         The Company may borrow up to $50,000 under the terms of a line-of-credit agreement with a bank through October 31, 1997. Amounts borrowed bear interest at the bank's prime interest rate plus 1% and are collateralized by substantially all assets of the Company and are guaranteed by the officers/stockholders of the Company. At December 31, 1996 and March 31, 1997, there was $50,000 outstanding under this line-of-credit.

         The Company may also borrow up to $100,000 under the terms of an unsecured line-of-credit with another bank. Amounts borrowed bear interest at the bank's prime rate plus 1%. Borrowings under this line-of-credit are personally guaranteed by the Company's principal officer/stockholder. At March 31, 1997 and December 31, 1996, there were no borrowings on this line-of-credit.




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

         Options issued under the 1992 and 1988 Plans expire in 1995. No further options will be granted under the 1988 Plan.

         The Company has reserved 647,500 common shares for issuance under the 1992 plan.

         At March 31, 1997 and December 31, 1996, there were 271,000 options outstanding under the 1992 and 1988 Plans.

(10)     Related Party Transactions


         Due to Officers/Principal Stockholders -

         During 1996, 1995 and 1994, one of the Company's principal officers/ stock-holders made advances to the Company. These advances bear interest at the prime rate plus 3% and repayment is subordinated to the amounts outstanding under all other bank debt agreements. Principal repayment is scheduled for $18,000 per year.

         At March 31, 1997 and December 31, 1996, the amount outstanding on this debt was $230,000 and $234,500 respectively.


         Note Payable to Officers/Principal Stockholders -


         At March 31, 1997 and December 31, 1996 the Company owed approximately $2,800 and $3,300 respectively to a law firm for which the Company's principal stockholder is a partner for legal fees paid on behalf of the Company. These amounts have been included in accounts payable for these periods.


         Office Lease Commitment -

         The Company leases its Rochester facility from a party related through common management. The Company has a five year lease agreement through June 30, 2000 at an annual rental of $72,000. Rent and common area charges were approximately $72,000, $72,000 and $58,000 in 1996, 1995 and 1994, respectively. The Company owed approximately $20,000 for unpaid rent at March 31, 1997 and December 31, 1996. During 1994, total unpaid rent of $109,000 was forgiven by the related party. This amount has been reflected as an extraordinary item, net of income taxes, of $44,000.

         Significant Customer -

         In 1996, 1995 and 1994, 4% of revenue was derived from a related party.


(11)     Lease Commitments

         FCAC leases other office facilities under lease agreements expiring through December, 2000.

         Minimum lease payments under non-cancelable lease agreements are as follows at December 31, 1996:

                 1997........................................    71,313
                 1998........................................    55,564
                 1999........................................    11,036
                 2000........................................     5,903
                                                               --------
                                                               $143,816
                                                               ========

         Rent expense related to these operating leases was approximately $121,000, $124,000 and $135,000 for the years ended December 31, 1996,
         1995 and 1994, respectively.


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

During the first three months of 1997, cash reserves of $36,612, cash flow from operating activities of $9,106 and investing activity cash flow of $2,383 were sufficient to fund a negative cash flow from debt financing activities of $29,746.


Cash Flow from Operations: The Company had positive cash flow from operating activities through the first three months of 1997 of $9,106 compared to $7,690 for the same period in 1996. The slight increase in total operating cash flow was primarily due to an increase in accounts payable of $69,970 offset by a greater net loss of $60,923.


Cash Flow from Investing Activities: There were no capital expenditures incurred by the Company during the first three months of 1997 related to capital improvements for the Rochester corporate office building. The Company made no title plant investment during the first quarter of 1997. In addition, the Company maintains an investment in a Keyman life insurance policy with a cash surrender value of $18,618 as of the end of the first quarter. At March, 31, 1997, the Company had no material purchase commitments.


Cash Flow from Financing Activities: Primary cash flows from financing activities relate to changes in financing under lines-of-credit, notes payable and advances made by principal stockholders. Despite the effort to support the ongoing operations during the first quarter of 1997, the Company was able to repay a portion of its borrowings from its principal officer/stockholder by $4,500. Additional borrowings of $25,246 were repaid during the same period of the 1997 calendar year. Approximately the same amounts were repaid for the same period of the previous year. This negative cash flow was adequately funded through positive operating and investing cash flows as well as the cash reserve available at the beginning of 1997.


The Company expects that the cash flow generated from operations and bank lines-of-credit currently available will be adequate to meet its working capital and capital expenditure needs for the remainder of 1997.

Results of Operations

Total revenues for the first three months of 1997 were $784,449 as compared to $888,734 for the same three month period of 1996. This decrease of $104,285 or 12% resulted from a continued decrease in sales order volume resulting from weak economic conditions (slightly higher interest rates on mortgage loans). The revenues generated from title insurance premiums decreased by 28% to $243,400 as compared to $340,293 for the first quarter of the 1996 calendar year. Despite this sizable decrease associated with title operations, revenues from abstract and appraisal fees during the first three months of 1997 remained relatively stable at $541,049 as compared to $548,441 for the same period in 1996.

Due to the increased sales order volume in areas where the Company does business, as well as a reduction in internal staffing the need for subcontractor services for abstract and appraisal orders escalated during the first three months of 1997. This increase however was offset by the large decrease in direct costs relating to title insurance. Accordingly, total direct costs of revenues decreased by 20% from $202,121 in 1996 to $160,418 in 1997. Correspondingly, direct costs of revenue increased to 22.7% of revenues for this time period of 1996. As a result of a decrease in revenue, gross profit for the quarter ended March 31, 1997 was $624,031 or 79.6% of revenues as compared to $686,613 or 77.3% for the first quarter of 1996. Operating expenses for the quarter ended March 31, 1997 were $671,330 as compared to $707,159 for the same period of 1996. The reduction in operating expenses is primarily due to a sizeable decrease in personnel and the related variable payroll costs. The Company anticipates an increase in revenues during the remaining quarters of 1997 and a corresponding percentage reduction in operating costs sufficient to offset the net loss incurred during the first quarter of 1997 of $60,923 and to return the company to profitability by year end 1997. Despite a significant drop in revenue, the net loss in the first quarter 1997 is modestly higher than the $35,920 loss shown in the same period in 1996.

The Company's ratio of current assets to current liabilities at March 31, 1997 and December 31, 1996 was .78:1 and .84:1, respectively. Accordingly, the Company had a working capital deficit of $186,223 as of March 31, 1997 compared to $116,812 as of December 31, 1996.

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


                       FOUR CORNERS FINANCIAL CORPORATION



Date May 14, 1997                   By /s/ William S. Gagliano
     ------------------------          ---------------------------------
                                       William S. Gagliano
                                       Executive Vice President and
                                       Chief Accounting Officer