Form 10-Q
period 1997-06-30
FOUR CORNERS FINANCIAL CORP
filed 1997-08-14
CIK 230014

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  X               Quarterly report pursuant to Section 13 or 15(d) of the
-----             Securities Exchange Act of 1934


For the quarterly period ended June 30, 1997

                  Transition report pursuant to Section 13 or 15(d) of the
-----             Securities Exchange Act of 1934

For the transition period from  _________________   to    ________________

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

At August 8, 1997 there were 3,293,733 of the registrant's $.04 par value common stock outstanding.

                       FOUR CORNERS FINANCIAL CORPORATION

                                      INDEX

                                                                      Page
                                                                      Number
                                                                      ------
PART I.           FINANCIAL INFORMATION

        Item 1.  Financial Statements (Unaudited)

                    Consolidated Balance Sheets as of                   1-2
                     June 30, 1997 (Unaudited) and
                     December 31, 1996

                    Consolidated Statements of Operations for the       3-4
                     Three Months and Six Months Ended June 30, 1997 and 1996 (Unaudited)

                    Consolidated Statements of Changes in               5
                     Stockholders' Investment for the Six Months
                     Ended June 30, 1997 and 1996 (Unaudited)

                    Consolidated Statements of Cash Flows for the       6
                     Six Months Ended June 30, 1997 and 1996
                     (Unaudited)

                    Notes to Condensed Consolidated Financial           7-11
                     Statements (Unaudited)

        Item 2.  Management's Discussion and Analysis of                12-13
                     Financial Condition and Results of Operations

PART II OTHER INFORMATION

        Item 1.  Legal Proceedings                                      14

        Item 2.  Changes in Securities                                  14

        Item 3.  Default Upon Senior Securities                         14

        Item 4.  Submission of Matters to a Vote of                     14
                     Security Holders

        Item 5.  Other Information                                      14

        Item 6.  Exhibits and Reports on Form 8-K                       14




SIGNATURE                                                               15

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                       FOUR CORNERS FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 1997 AND DECEMBER 31, 1996


                                                          ASSETS

                                                                                             June 30,  December 31,
                                                                                               1997         1996
                                                                                           ----------   ----------
                                                                                          (Unaudited)
CURRENT ASSETS:

         Cash and equivalents                                                              $   20,164   $   36,612
         Cash - escrow deposits                                                                75,119       74,540
         Accounts receivable - trade, net of
          allowance for doubtful accounts of $84,000
          in 1997 and 1996                                                                    595,870      510,762
         Prepaid expenses                                                                       3,158        5,914
         Other receivables                                                                      6,234         --
         Current portion of note receivable                                                     6,250        7,500
         Income tax receivable                                                                   --           --
                                                                                           ----------   ----------

                  Total current assets                                                        706,795      635,328
                                                                                           ----------   ----------


TITLE PLANT                                                                                   419,905      419,905
                                                                                           ----------   ----------


PROPERTY AND EQUIPMENT, net of accumulated
 depreciation                                                                                 108,546      142,523
                                                                                           ----------   ----------


OTHER ASSETS:

         Note receivable, net of current portion                                                 --           --
         Cash value of life insurance                                                            --         18,618

         Other assets                                                                           6,377        8,760
                                                                                           ----------   ----------

                                                                                                6,377       27,378
                                                                                           ----------   ----------

                                                                                           $1,241,623   $1,225,134
                                                                                           ==========   ==========



        The accompanying notes are an integral part of these statements.

                       FOUR CORNERS FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 1997 AND DECEMBER 31, 1996

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                                                  June 30,      December 31,
                                                                                   1997            1996
                                                                                ---------        --------
                                                                               (Unaudited)
CURRENT LIABILITIES:

         Line-of-credit                                                         $   48,000       $   50,000
         Current portion of notes payable                                           97,479           97,050
         Current portion of obligations under
          capital leases                                                               ---              ---
         Notes payable to officers/principal
          stockholders                                                              18,000           18,000
         Accounts payable                                                          452,523          425,697
         Accounts payable - related parties                                         12,210           21,400
         Escrow deposits                                                            75,119           74,540
         Accrued income taxes                                                        1,500            1,500
         Other accrued expenses                                                     33,717           63,953
                                                                                ----------       ----------

                  Total current liabilities                                        738,548          752,140
                                                                                ----------       ----------

LONG-TERM LIABILITIES:

         Notes payable, net of current portion                                      90,138          140,171

         Obligations under capital leases, net
          of current portion                                                           ---              ---
         Due to officer/principal stockholder                                      188,382          216,500
                                                                                ----------       ----------

                  Total long-term liabilities                                      278,520          356,671
                                                                                ----------       ----------

                  Total liabilities                                              1,017,068        1,108,811
                                                                                ----------       ----------

STOCKHOLDERS' INVESTMENT:

         Common stock, $.04 par value, 15,000,000
          shares authorized, 3,348,733 issued and
          3,293,733 outstanding in 1997 and 1996                                   133,752          133,752
         Additional paid-in-capital                                                835,402          835,402
         Accumulated deficit                                                      (713,974)        (822,206)
                                                                                -----------      ----------

                                                                                   255,180          146,948

         Less:  Treasury stock at cost                                             (30,625)         (30,625)
                                                                                ----------       ----------

                  Total stockholders' investment                                   224,555          116,323
                                                                                ----------       ----------

                                                                                $1,241,623       $1,225,134
                                                                                ==========       ==========


         The accompanying notes are an integral part of these statements.

                       FOUR CORNERS FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                           1997                      1996
                                                                        (Unaudited)               (Unaudited)
                                                                        -----------               -----------
REVENUE:

         Title insurance premiums                                       $  316,949                $  371,883
         Abstract and appraisal fees                                       697,301                   667,370
                                                                        ----------                ----------

                                                                         1,014,250                 1,039,253
                                                                        ----------                ----------

DIRECT COSTS OF REVENUE:

         Title insurance                                                  ( 81,325)                 (108,830)
         Abstract and appraisal services                                  (106,680)                 (106,914)
                                                                        ----------               -----------

                                                                          (188,005)                 (215,744)
                                                                        ----------               -----------

                  Gross profit                                             826,245                   823,509


OPERATING EXPENSES:                                                       (644,257)                 (761,637)
                                                                        ----------                ----------

         Income from operations                                            181,988                    61,872
                                                                        ----------                ----------


INTEREST, NET:                                                             (12,833)                  (14,893)
                                                                        ----------                ----------


NET INCOME                                                              $  169,155                $   46,979
                                                                        ==========                ==========


NET INCOME PER SHARE                                                    $      .05                $      .01
                                                                        ==========                ==========



        The accompanying notes are an integral part of these statements.

                       FOUR CORNERS FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                           1997                      1996
                                                                        -----------               -----------
                                                                        (Unaudited)               (Unaudited)

REVENUE:

         Title insurance premiums                                       $  560,350                $  712,176
         Abstract and appraisal fees                                     1,238,349                 1,215,811
                                                                        ----------                ----------

                                                                         1,798,699                 1,927,987
                                                                        ----------                ----------


DIRECT COSTS OF REVENUE:

         Title insurance                                                  (149,897)                 (224,958)
         Abstract and appraisal services                                  (198,526)                 (192,907)
                                                                        ----------               -----------

                                                                          (348,423)                 (417,865)
                                                                        ----------               -----------

                  Gross profit                                           1,450,276                 1,510,122


OPERATING EXPENSES:                                                     (1,315,587)               (1,468,796)
                                                                        ----------                ----------

         Income from operations                                            134,689                    41,326
                                                                        ----------                ----------


INTEREST, NET:                                                             (26,457)                  (30,267)
                                                                        ----------                ----------


NET INCOME                                                              $  108,232                $   11,059
                                                                        ==========                ==========


NET INCOME PER SHARE                                                    $      .03                $     (.02)
                                                                        ==========                ==========



        The accompanying notes are an integral part of these statements.

                       FOUR CORNERS FINANCIAL CORPORATION

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                  ----- Common Stock -----    Additional     Total
                                                                               Paid-in-   Accumulated   Treasury     Stockholders'
                                                   Shares        Amount        Capital      Deficit       Stock       Investment
                                                   ------        ------        -------      -------       -----       ----------


BALANCE, December 31, 1995                        3,343,802   $  133,752   $      835,402   $(907,924)   $  (5,625)   $  55,605

         Net income for the six months ended

          June 30, 1996 (Unaudited)                    --           --               --        11,059         --         11,059
                                                -----------   ----------   --------------   ---------    ---------    ---------


BALANCE, June 30, 1996 (Unaudited)                3,343,802   $  133,752   $      835,402   $(896,865)   $  (5,625)   $  66,664
                                                ===========   ==========   ==============   =========    =========    =========


BALANCE, December 31, 1996                        3,293,733   $  133,752   $      835,402   $(822,206)   $ (30,625)   $ 116,323

         Net income for the six months ended

          June 30, 1997 (Unaudited)                    --           --               --       108,232         --        108,232
                                                -----------   ----------   --------------   ---------    ---------    ---------


BALANCE, June 30, 1997 (Unaudited)                3,293,733   $  133,752   $      835,402   $(713,974)   $ (30,625)   $ 224,555
                                                ===========   ==========   ==============   =========    =========    =========


        The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                           1997                      1996
                                                                        -----------               -----------
                                                                        (Unaudited)               (Unaudited)

CASH FLOW OPERATING ACTIVITIES:
   Net income                                                          $  108,232                $   11,059
   Adjustments to reconcile net loss to
    net cash flow from operating activities:

   Depreciation and amortization                                           32,489                    42,812
   Increase in accounts receivable                                        (85,108)                  (54,024)
   Decrease/(increase) in other current assets                             (2,228)                    2,836
   Increase in accounts payable                                            17,636                    72,844
   Decrease in other current liabilities                                  (30,236)                  (14,929)
                                                                       -----------               -----------

         Net cash flow from operating activities                           40,785                    60,598
                                                                       -----------               ----------



CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of property and equipment,
    net of disposals                                                        1,488                   (21,897)
   Decrease in other assets                                                 2,383                     5,999
   Investment in cash value of life insurance                              18,618                       ---
                                                                       ----------                ----------

         Net cash flow from investing activities                           22,489                   (15,898)
                                                                       ----------                -----------



CASH FLOW FROM FINANCING ACTIVITIES:
   Decrease in notes payable, net                                         (49,604)                  (43,806)
   Decrease in obligations under
    capital leases, net                                                       ---                   (19,951)
   Increase/(decrease) in line-of-credit                                   (2,000)                   15,000
   Increase/(decrease) in amount due to
    officer/principal stockholder                                         (28,118)                   (9,000)

                                                                       -----------               -----------

         Net cash flow from financing activities                          (79,722)                  (57,757)
                                                                       -----------               -----------


NET DECREASE IN CASH AND EQUIVALENTS:                                     (16,448)                  (13,057)


CASH AND EQUIVALENTS - beginning of period                                 36,612                    62,791
                                                                       ----------                ----------

CASH AND EQUIVALENTS - end of period                                   $   20,164                $   49,734
                                                                       ==========                ==========


        The accompanying notes are an integral part of these statements.

                       FOUR CORNERS FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1997 AND 1996

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

         There were no material temporary differences at December 31, 1996 or at June 30, 1997. Therefore, no deferred taxes have been provided.

         At December 31, 1996, the Company has available a net operating loss carry-forward of approximately $202,000, which begins to expire in 2002. The Company has recorded a valuation allowance equal to the deferred tax asset related to the carryforward.

 (6)     Escrow Deposits

         As a service to its customers, FCAC administers escrow deposits representing undisbursed amounts received for settlements of mortgage loans or property sales and indemnities against specific title risks. These funds, totalling $75,119 and $74,540 at June 30, 1997 and December 31, 1996, respectively, are recorded as both a current asset and a current liability in the accompanying consolidated balance sheets.

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


         Notes payable consisted of the following:

                                                                                    June 30,    December 31,
                                                                                      1997         1996
                                                                                      ----         ----
Note payable to Marine Midland Bank, due in monthly installments of $7,674 through October, 1997 and $6,230 through October, 1999 plus interest at the bank's prime rate plus 1.25%. This note is guaranteed by the officers/
stock-holders of the Company and is collateralized by substantially all of
the Company's assets.                                                           $  180,209      $  226,250
                                                                                ----------      ----------

Various notes payable in aggregate monthly installments of $450 including interest at a rate 9.5%. These notes mature through November, 1999 and are
collateralized by the related equipment.                                             7,408          10,971
                                                                                ----------      ----------
                                                                                   187,617         237,221

Less:  Current Portion                                                             (97,479)        (97,050)
                                                                                ----------      ----------
                                                                                $   90,138      $  140,171
                                                                                ==========     ===========

 (8)     Lines-of-Credit


         The Company may borrow up to $50,000 under the terms of a new line-of-credit agreement with a bank through October 31, 1997. Amounts borrowed bear interest at the bank's prime interest rate plus 1% and are collateralized by substantially all assets of the Company and are guaranteed by the officers/stockholders of the Company. At December 31, 1996 and June 30, 1997, there was $50,000 and $48,000 respectively, outstanding under this line-of-credit.

         The Company may also borrow up to $100,000 under the terms of an unsecured line-of-credit with another bank. Amounts borrowed bear interest at the bank's prime rate plus 1%. Borrowings under this line-of-credit are personally guaranteed by the Company's principal officer/stockholder. At June 30, 1997 and December 31, 1996, there were no borrowings on this line-of-credit.

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

         The Company has reserved 647,500 common shares for issuance under both plans.

         At June 30, 1997 and December 31, 1996, there were 271,000 options outstanding under the 1992 and 1988 Plans.

(10)     Related Party Transactions

         Due to Officers/Principal Stockholders -

         During 1996, 1995, and 1994, one of the Company's principal officers/ stockholders made advances to the Company. These advances bear interest at the prime rate plus 3% and repayment is subordinated to the amounts outstanding under all other bank debt agreements. Principal repayment is scheduled for $18,000 per year.

         At June 30, 1997 and December 31, 1996, the amount outstanding on this debt was $225,000 and $234,500, respectively.

         Office Lease Commitment -

         The Company leases its Rochester facility from a party related through common management. The Company has a five year lease agreement through June 30, 2000 at an annual rental of $72,000. Rent and common area charges were approximately $72,000, $72,000 and $58,000 in 1996, 1995 and 1994, respectively. The Company owed approximately $20,000 for unpaid rent at December 31, 1996. Durig 1994, total unpaid rent of $109,000 was forgiven by the related party. This amount has been reflected as an extraordinary item, net of income taxes, of $44,000.

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

During the first six months of 1997, cash reserves of $36,612, cash flow from operating activities of $40,785 and a net asset investment cash flow of $22,489 were sufficient to fund the Company's negative cash flow from debt financing activities of $79,722.

Cash Flow from Operations: The Company had positive cash flow from operating activities through the first six months of 1997 of $40,785 compared to $60,598 for the same period in 1996. The decrease in total operating cash flow was primarily due to a much smaller increase in accounts payable relative to that of the prior year. This increase in accounts' payable was $72,844 in 1996 while only $17,636 in 1997.

Cash Flow from Investing Activities: The only capital expenditures incurred by the Company during the first six months of 1997 related to assets necessary for the operation of the Rochester corporate office building. The Company made no title plant investment in during 1997. At June, 30, 1997, the Company had no material purchase commitments.

Cash Flow from Financing Activities: Primary cash flows from financing activities relate to changes in financing under lines-of-credit, notes payable and advances made by principal stockholders. Despite the effort to support the ongoing operations during the first half of 1997, the Company was able to repay a portion of its borrowings from its principal officer/stockholder by $28,118. Additional repayments of $2,000 toward an available line-of-credit were made in 1997. This negative cash flow was adequately funded through positive operating cash flows and the cash reserve available at the beginning of 1997.

The Company expects that the cash flow generated from operations and bank lines-of-credit currently available will be adequate to meet its working capital and capital expenditure needs for the remainder of 1997.

Results of Operations

Total revenues for the first six months of 1997 were $1,798,699 as compared to $1,927,987 for the same six month period of 1996. This decrease of $129,288 or 7% resulted from a slight decrease in sales order volume specifically within the title insurance arena. The revenues generated from title insurance premiums decreased by 21% to $560,350 as compared to $712,176 for the first two quarters of the 1996 calendar year. Revenues from abstract and appraisal fees increased during the first six months of 1997 by $22,538 to $1,238,349 as compared to $1,215,811 for the same period in 1996.


Due to the decreased sales order volume in areas where the Company does business, as well as a reduction in internal staffing, the need for subcontractor services diminished during the first six months of 1997. Correspondingly, direct costs of revenue decreased to 19.4% for this period of 1997 representing the cost of producing abstracts of title in areas where the company does not have a direct operation, as compared to 21.7% for the same period in 1996. Gross profit for the quarters ended June 30, 1997 was $1,450,276 or 80.6%, as compared to $1,510,122 or 78.3% of sales for the first half of 1996. Operating expenses for the months of January, 1997 through June of 1997 were $1,315,587 or 73.1% of revenues as compared to $1,468,796 or 76.2% of revenues for the same six months in 1996. The decrease in operating expenses is primarily attributable to decreased variable costs associated with a reduced sales volume as well as continuous company-wide cost cutting efforts. The Company anticipates stable revenue during the remaining quarters of 1997 and a corresponding percentage reduction in operating costs to further enhance the company's profitability by year end 1997. The $108,232 net income in the first two quarters of 1997 compares to that of $11,059 incurred for the same period in 1996.

The Company's ratio of current assets to current liabilities at June 30, 1997 and December 31, 1996 was .96:1 and .84:1, respectively. Accordingly, the Company had a working capital deficit of $31,753 as of June 30, 1997 compared to $116,812 as of December 31, 1996.

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



                       FOUR CORNERS FINANCIAL CORPORATION



Date  August 14, 1997                       By  /s/ William S. Gagliano
      ---------------                           -------------------------------
                                                    William S. Gagliano
                                                    Executive Vice President and
                                                    Chief Accounting Officer