Form 10-Q
period 1997-09-30
FOUR CORNERS FINANCIAL CORP
filed 1997-11-14
CIK 230014

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the quarterly period ended September 30, 1997

______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ________________________

Commission File Number                 0-8628
                       ________________________________________________________

          FOUR CORNERS FINANCIAL CORPORATION (as of April 12, 1998)
_______________________________________________________________________________
            (Exact Name of Registrant as Specified in its Charter)

       Delaware                                            22-2044086
_______________________________________________________________________________
(State or other Jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)


                   370 East Avenue, Rochester, New York 14604
_______________________________________________________________________________
             (Address of principal executive offices - Zip Code)

                                 (716) 454-2263
________________________________________________________________________________
              (Registrant's Telephone Number, including Area Code)

________________________________________________________________________________
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X       No
                                       ____         _______

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At November 12, 1997 there were 3,293,733 of the registrant's $.04 par value common stock outstanding.

                      FOUR CORNERS FINANCIAL CORPORATION

                                    INDEX

                                                                           Page
                                                                          Number

PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements (Unaudited)

                       Consolidated Balance Sheets as of                    1-2
                        September 30, 1997 (Unaudited) and
                        December 31, 1996

                       Consolidated Statements of Operations for the        3-4
                        Three Months and Nine Months Ended September 30,
                        1997 and 1996 (Unaudited)

                       Consolidated Statements of Changes in                  5
                        Stockholders' Investment for the Nine Months
                        Ended September 30, 1997 and 1996 (Unaudited)

                       Consolidated Statements of Cash Flows for the          6
                        Nine Months Ended September 30, 1997 and 1996
                        (Unaudited)

                       Notes to Condensed Consolidated Financial           7-12
                        Statements (Unaudited)

           Item 2.  Management's Discussion and Analysis of               13-14
                        Financial Condition and Results of Operations

PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings                                        15

           Item 2.  Changes in Securities                                    15

           Item 3.  Default Upon Senior Securities                           15

           Item 4.  Submission of Matters to a Vote of                       15
                     Security Holders

           Item 5.  Other Information                                        15



           Item 6.  Exhibits and Reports on Form 8-K                         15


SIGNATURE                                                                    16

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                      FOUR CORNERS FINANCIAL CORPORATION

                         CONSOLIDATED BALANCE SHEETS

                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                    ASSETS

                                                                           September 30,         December 31,
                                                                                  1997               1996
                                                                           ------------          ------------
                                                                            (Unaudited)
CURRENT ASSETS:
         Cash and equivalents                                                   $   40,580       $   36,612
         Cash - escrow deposits                                                     10,074           74,540
         Accounts receivable - trade, net of
          allowance for doubtful accounts of $84,000
          in 1997 and 1996                                                         560,352          510,762
         Prepaid expenses                                                            2,990            5,914
         Other receivables                                                           7,098              ---
         Current portion of note receivable                                          5,000            7,500
         Income tax receivable                                                         ---              ---
                                                                                ----------       ----------
                  Total current assets                                             626,094          635,328
                                                                                ----------       ----------


TITLE PLANT                                                                        419,905          419,905
                                                                                ----------       ----------

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation                                                                      105,161          142,523
                                                                                ----------       ----------

OTHER ASSETS:

         Note receivable, net of current portion                                       ---              ---
         Cash value of life insurance                                                  ---           18,618


         Other assets                                                                6,626            8,760
                                                                                ----------       ----------
                                                                                     6,626           27,378
                                                                                ----------       ----------
                                                                                $1,157,786       $1,225,134
                                                                                ==========       ==========

       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION

                         CONSOLIDATED BALANCE SHEETS

                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                   LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                                           September 30,         December 31,
                                                                                1997               1996
                                                                           ------------          ------------
                                                                            (Unaudited)
CURRENT LIABILITIES:
         Line-of-credit                                                         $   40,000       $   50,000
         Current portion of notes payable                                           81,796           97,050
         Current portion of obligations under
          capital leases                                                               ---              ---
         Notes payable to officers/principal
          stockholders                                                              18,382           18,000
         Accounts payable                                                          361,025          425,697
         Accounts payable - related parties                                         15,246           21,400
         Escrow deposits                                                            10,074           74,540
         Accrued income taxes                                                        1,500            1,500
         Other accrued expenses                                                     34,331           63,953
                                                                                ----------       ----------

                  Total current liabilities                                        562,354          752,140
                                                                                ----------       ----------

LONG-TERM LIABILITIES:
         Notes payable, net of current portion                                      92,064          140,171
         Obligations under capital leases, net
          of current portion                                                           ---              ---
         Due to officer/principal stockholder                                      183,500          216,500
                                                                                ----------       ----------



                  Total long-term liabilities                                      275,564          356,671
                                                                                ----------       ----------

                  Total liabilities                                                837,918        1,108,811
                                                                                ----------       ----------

STOCKHOLDERS' INVESTMENT:
         Common stock, $.04 par value, 15,000,000
          shares authorized, 3,348,733 issued and
          3,293,733 outstanding in 1997 and 1996                                   133,752          133,752
         Additional paid-in-capital                                                835,402          835,402
         Accumulated deficit                                                      (618,661)        (822,206)
                                                                                -----------      ----------

                                                                                   350,493          146,948

         Less:  Treasury stock at cost                                             (30,625)         (30,625)
                                                                                -----------      ----------

                  Total stockholders' investment                                   319,868          116,323
                                                                                -----------      ----------

                                                                                $1,157,786       $1,225,134
                                                                                ==========       ==========

       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                           1997                      1996
                                                                       ------------               -----------
                                                                        (Unaudited)               (Unaudited)
REVENUE:

         Title insurance premiums                                       $  388,884                $  322,529
         Abstract and other fees                                           577,979                   604,867
                                                                        ----------                ----------

                                                                           966,863                   927,396


                                                                        ----------                ----------

DIRECT COSTS OF REVENUE:

         Title insurance                                                  ( 73,395)                 ( 68,384)
         Abstract and other services                                      (130,514)                 (106,180)
                                                                        ----------               -----------

                                                                          (203,909)                 (174,564)
                                                                        ----------               -----------

                  Gross profit                                             762,954                   752,832


OPERATING EXPENSES:                                                       (656,633)               (  688,906)
                                                                        ----------                ----------

         Income from operations                                            106,321                    63,926
                                                                        ----------                ----------


INTEREST, NET:                                                             (11,008)                  (13,975)
                                                                        ----------                ----------


NET INCOME                                                              $   95,313                $   49,951
                                                                        ==========                ==========


NET INCOME PER SHARE                                                    $      .03                $      .01
                                                                        ==========                ==========

       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                                           1997                      1996
                                                                        ----------                ----------
                                                                        (Unaudited)               (Unaudited)


REVENUE:

         Title insurance premiums                                       $  929,437                $1,034,705
         Abstract and other fees                                         1,836,125                 1,820,678
                                                                        ----------                ----------

                                                                         2,765,562                 2,855,383
                                                                        ----------                ----------

DIRECT COSTS OF REVENUE:

         Title insurance                                                  (224,042)                 (293,343)
         Abstract and other services                                      (328,290)                 (299,087)
                                                                        ----------               -----------

                                                                          (552,332)                 (592,430)
                                                                        ----------               -----------

                  Gross profit                                           2,213,230                 2,262,953


OPERATING EXPENSES:                                                     (1,972,220)               (2,157,701)
                                                                        ----------                ----------

         Income from operations                                            241,010                   105,252
                                                                        ----------                ----------


INTEREST, NET:                                                             (37,465)                  (44,242)
                                                                        ----------                ----------


NET INCOME                                                              $  203,545                $   61,010
                                                                        ==========                ==========


NET INCOME PER SHARE                                                    $      .06                $      .02
                                                                        ==========                ==========



       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT

            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996




                                                     ----- Common Stock -----     Additional                             Total
                                                                                   Paid-in-    Accumulated   Treasury  Stockholders'
                                                       Shares          Amount      Capital      Deficit       Stock     Investment
                                                       ------          ------      ---------   -----------   --------  ------------
BALANCE, December 31, 1995                             3,343,733     $ 133,752     $835,402     $(907,918)   $ (5,625)  $   55,611

         Purchase of treasury stock                       50,000          ---           ---           ---     (25,000)     (25,000)

         Net income for the nine months ended
          September 30, 1996 (Unaudited)                     ---          ---           ---        61,010         ---       61,010
                                                       ---------    ---------     ---------     ---------   ---------   ----------

BALANCE, September 30, 1996 (Unaudited)                3,293,733    $ 133,752     $ 835,402     $(846,908)  $ (30,625)  $  (91,621)
                                                       =========    =========     =========     =========   =========    =========

BALANCE, December 31, 1996                             3,293,733    $ 133,752     $ 835,402     $(822,206)  $ (30,625)  $  116,323

         Net income for the nine months ended
          September 30, 1997 (Unaudited)                     ---          ---           ---       203,545         ---      203,545
                                                       ---------    ---------     ---------     ---------   ---------   ----------

BALANCE, September 30, 1997 (Unaudited)                3,293,733    $ 133,752     $ 835,402     $(618,661)  $ (30,625)  $  319,868
                                                       =========    =========     =========     =========   =========   ==========

       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                                           1997                      1996
                                                                        ----------                ----------
                                                                        (Unaudited)               (Unaudited)
CASH FLOW OPERATING ACTIVITIES:
   Net income                                                           $ 203,545                $   61,010
   Adjustments to reconcile net loss to
    net cash flow from operating activities:


   Depreciation and amortization                                           46,654                    61,342
   Increase in accounts receivable                                        (49,590)                  (38,608)
   Decrease/(increase) in other current assets                             (1,674)                    4,922
   Decrease in accounts payable                                           (70,826)                   (7,742)
   Decrease in other current liabilities                                  (29,622)                  (16,659)
                                                                       -----------               -----------

         Net cash flow from operating activities                           98,487                    64,266
                                                                       -----------               ----------
CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of property and equipment,
    net of disposals                                                      ( 9,292)                  (24,116)
   Decrease in other assets                                                 2,134                     8,499
   Divestiture of cash value of life insurance                             18,618                       ---
                                                                       ----------                ----------

         Net cash flow from investing activities                           11,460                   (15,617)
                                                                       ----------                -----------
CASH FLOW FROM FINANCING ACTIVITIES:
   Decrease in notes payable, net                                         (63,361)                  (70,392)
   Decrease in obligations under
    capital leases, net                                                       ---                   (28,278)
   Increase/(decrease) in line-of-credit                                  (10,000)                   15,000
   Purchase of treasury stock                                                 ---                   (25,000)
   Increase/(decrease) in amount due to
    officer/principal stockholder                                         (32,618)                   11,500
                                                                       ------------              ----------

         Net cash flow from financing activities                         (105,979)                  (97,170)
                                                                       ----------                ----------

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS:                            3,968                   (48,521)


CASH AND EQUIVALENTS - beginning of period                                 36,612                    62,791
                                                                       ----------                ----------

CASH AND EQUIVALENTS - end of period                                   $   40,580                $   14,270
                                                                       ==========                ==========


       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1997 AND 1996



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

         Revenue Recognition - (Continued)

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

         There were no material temporary differences at December 31, 1996 or at September 30, 1997. Therefore, no deferred taxes have been provided.

         At December 31, 1996, the Company has available a net operating loss carry-forward of approximately $202,000, which begins to expire in 2002. The Company has recorded a valuation allowance equal to the deferred tax asset related to the carryforward.

 (6)     Escrow Deposits

         As a service to its customers, FCAC administers escrow deposits representing undisbursed amounts received for settlements of mortgage loans or property sales and indemnities against specific title risks. These funds, totalling $10,074 and $74,540 at September 30, 1997 and December 31, 1996, respectively, are recorded as both a current asset and a current liability in the accompanying consolidated balance sheets.

 (7)     Notes Payable

         Notes Payable -

         On December 13, 1995, the amount outstanding on the note payable to a bank, $133,333, and $185,000 of the amount borrowed under its line-of-credit agreement were refinanced with the same bank. The note payable and line-of-credit have been classified in accordance with the new agreement as of December 31, 1996. The note payable to the bank requires the company to meet certain financial covenants at December 31, 1996 as follows:

         a.  Working capital of at least $20,000.
         b.  Current ratio of 1.1 to 1
         c.  Minimum tangible net worth of $400,000
         d. Total liabilities to tangible net worth of not more than 1.9 to 1.
         e. Debt service ratio of not less than 1.75 to 1.

         The agreement also limits the Company's ability to make acquisitions, pay dividends and make capital expenditures, and requires the Company to submit certain financial information. At December 31, 1996, the Company was not in compliance with certain of the covenants. Subsequent to year end, the Company obtained a waiver from the bank for these covenants as of December 31, 1996

         Notes payable consisted of the following:

                                                     September 30,  December 31,
                                                          1997          1996
                                                     -------------  ------------
         Note payable to Marine Midland Bank, due
         in monthly installments of $7,674 through
         October, 1997 and $6,230 through October,
         1999 plus interest at the bank's prime
         rate plus 1.25%. This note is guaranteed
         by the officers/ stock-holders of the
         Company and is collateralized by
         substantially all of the Company's            $ 157,188     $ 226,250
         assets.

         Various notes payable in aggregate
         monthly installments of $582 including
         interest at rates ranging from 9.50%
         to 9.99%. These notes mature through
         November, 1999 and are collateralized
         by the related equipment.                        16,672        10,971
                                                       ---------     ---------
                                                         173,860       237,221
Less:  Current Portion                                   (81,796)      (97,050)
                                                       ---------     ---------
                                                        $ 92,064     $ 140,171
                                                       =========     =========

 (8)     Lines-of-Credit

         The Company may borrow up to $50,000 under the terms of a new line-of-credit agreement with a bank through October 31, 1997. Amounts borrowed bear interest at the bank's prime interest rate plus 1% and are collateralized by substantially all assets of the Company and are guaranteed by the officers/stockholders of the Company. At December 31, 1996 and September 30, 1997, there was $50,000 and $40,000 respectively, outstanding under this line-of-credit.

         The Company may also borrow up to $100,000 under the terms of an unsecured line-of-credit with another bank. Amounts borrowed bear interest at the bank's prime rate plus 1%. Borrowings under this line-of-credit are personally guaranteed by the Company's principal officer/stockholder. At September 30, 1997 and December 31, 1996, there were no borrowings on this line-of-credit.

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

         At September 30, 1997 and December 31, 1996, there were 271,000 options outstanding under the 1992 and 1988 Plans.

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

         At September 30, 1997 and December 31, 1996, the amount outstanding on this debt was $201,882 and $234,500 respectively.

         Office Lease Commitment -

         The Company leases its Rochester facility from a party related through common management. The Company has a five year lease agreement through June 30, 2000 at an annual rental of $72,000. Rent and common area charges were approximately $72,000, $72,000 and $58,000 in 1996, 1995 and 1994, respectively. The Company owed approximately $20,000 for unpaid rent at December 31, 1996. During 1994, total unpaid rent of $109,000 was forgiven by the related party. This amount was reflected as an extraordinary item, net of income taxes, of $44,000.

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

During the first nine months of 1997, cash reserves of $36,612, cash flow from operating activities of $98,487 and cash flow from investing activities of $11,460 were sufficient to fund the Company's negative cash flow from debt financing activities of $105,979.

Cash Flow from Operations: The Company had positive cash flow from operating activities through the first nine months of 1997 of $98,487 compared to $64,266 for the same period in 1996. Despite a large decrease in accounts payable of $70,826 in 1997 as compared to a decrease of $7,742 in 1996 total operating cash flows increased by $34,221 for the nine month period ending September 30, 1997. This was primarily due to a net income of $203,545 in 1997. This net income figure was $142,535 higher than the $61,010 amount that was realized in 1996.

Cash Flow from Investing Activities: The only capital expenditures incurred by the Company during the first nine months of 1997 related to capital improvements for the Rochester corporate office building and the replacement of a company vehicle. The primary cause of the sizeable cash inflow related to investing activities for the 1997 year was a divestiture of the Keyman life insurance policy maintained by the Company. This policy, having a cash surrender value of $18,618 was transferred to a major stockholder as partial repayment for debts owed to this stockholder. At September, 30, 1997, the Company had no material purchase commitments.

Cash Flow from Financing Activities: Primary cash flows from financing activities relate to changes in financing under lines-of-credit, notes payable, advances made by principal stockholders and treasury stock purchases. Despite the effort to support the ongoing operations through the third quarter of 1997, the Company was able to repay a portion of its borrowings from notes and loans by $105,979. While the company purchased treasury stock in the amount of $25,000 in the 1996 calendar year, no similar purchases were made for the same period in 1997. This negative cash flow was adequately funded through positive operating cash flows, investing cash flows and the cash reserve available at the beginning of 1997.



The Company expects that the cash flow generated from operations and bank lines-of-credit currently available will be adequate to meet its working capital and capital expenditure needs for the remainder of 1997.

Results of Operations

Total revenues for the first nine months of 1997 were $2,765,562 as compared to $2,855,383 for the same period during 1996. This decrease of $89,821 or 3% resulted from a slight decrease in sales order volume specifically within the title insurance area. The revenues generated from title insurance premiums decreased by 10% to $929,437 as compared to $1,034,705 for the first three quarters of the 1996 calendar year. Despite this slight decrease associated with title operations, revenues from abstract and other fees during the first nine months of 1997 increased slightly by $15,447 to $1,836,125 as compared to $1,820,678 for the same period in 1996.

Due to the decreased sales order volume in areas where the Company does business, as well as a reduction in internal staffing the need for subcontractor services diminished during the first nine months of 1997. Correspondingly, direct costs of revenue decreased to 20.0% of revenues for this time period in 1997 as compared to 20.7% for the same period in 1996. Gross profit for the quarter ended September 30, 1997 was $2,213,230 or 80.0% of gross revenues, as compared to $2,262,953 or 79.3% of sales for the first three quarters of 1996. Operating expenses for the months of January, 1997 through September, 1997 were $1,972,220 or 71.3% of revenues as compared to $2,157,701 or 75.6% of revenues for the same nine months in 1996. The reduction in operating expenses is primarily due to decreased variable costs associated with a reduced sales volume as well as continuous company-wide cost-cutting efforts. The Company anticipates stable revenues during the final quarter of 1997 and operating costs consistent with levels experienced in the first nine months of 1997 to further enhance the company's profitability by year-end 1997. The $203,545 net income in the first three quarters of 1997 compares favorably to the $ 61,010 net income incurred through September, 1996.

The Company's ratio of current assets to current liabilities at September 30, 1997 and December 31, 1996 was 1.1:1 and .84:1, respectively. Accordingly, the Company had working capital of $63,740 as of September 30, 1997 compared to a deficit of $116,812 as of December 31, 1996.

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

                      FOUR CORNERS FINANCIAL CORPORATION


Date November 13, 1997                  By /s/ William S. Gagliano
     ----------------------------          -----------------------
                                               William S. Gagliano
                                               Executive Vice President and
                                               Chief Accounting Officer