Form 10-K
period 1997-12-31
FOUR CORNERS FINANCIAL CORP
filed 1998-03-31
CIK 230014

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1997.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________________ to __________________


     Commission file number 0-8628


                       FOUR CORNERS FINANCIAL CORPORATION
             (Exact Name of Registrant as specified in its charter)

            Delaware                                         22-2044086
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


370 East Avenue, Rochester, New York                            14604
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:        (716) 454-2263

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

YES _X_ NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and to the best of registrant's knowledge, will not be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 25, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $24,652.

As of March 25, 1998, the number of shares outstanding of the registrant's common stock was 3,293,733.

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

     On October 17, 1988, FCFC acquired a controlling interest in Mid-State Abstract Corporation ("Mid-State") for $95,000. In January 1989, FCFC made an exchange offer to acquire the remaining shares of Mid-State, resulting in FCFC owning approximately 84% of the outstanding voting shares being held by parties not affiliated with FCFC. In February, 1991, Mid--State merged into Abstract and all outstanding shares of Mid-State were changed and converted into shares of FCFC Common Stock.

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

     On July 1, 1990, Livingston and Picciano merged into Abstract.

     On December 23, 1991, the Company acquired all of the outstanding shares of Proper Appraisal Specialists, Inc. ("Proper Appraisal") of Buffalo, New York for a purchase price of $10,000 and the issuance of 90,000 shares of the Company's Common Stock. Since that date, Proper Appraisal Specialists, Inc. has been inactive while the Company operated an appraisal business begun in 1989 under Four Corners Abstract. It is anticipated that Proper Appraisal Specialists, Inc., a New York Corporation, will be dissolved by proclamation during 1998. In September, 1995 the Company sold the assets of its appraisal division to Rynne, Murphy & Associates, Inc. (See Footnote No. 9 of the accompanying audited financial statements).

     In May, 1992, the Company opened a branch office in Goshen, New York (Orange county) to service the Hudson Valley area.

     In February, 1993, the Company closed its Geneseo Office and consolidated those operations with its Rochester location. The Company also consolidated its Cheektowaga Appraisal office with its branch in downtown Buffalo, New York in December, 1993.

     In September, 1994, the company relocated its Goshen office to Newburgh, New York. Subsequently, in March, 1995, the Newburgh office was closed. The Company now provides service to the Mid--Hudson area of New York State through independent contractors. The company opened a satellite office in September, 1996 in Oswego, New York which was moved to a new location in Oswego as of October 9, 1997, and closed its Lockport satellite office in February, 1997.

     Four Corners Financial corporation and its subsidiaries, Four Corners Abstract Corporation ("Abstract") and Proper Appraisal, provide services and products that are utilized in substantially all commercial and residential real estate transactions. As used herein, "Company" includes Four Corners Financial Corporation, Abstract and Proper Appraisal unless the context otherwise requires.

     These services and products are offered through offices in Buffalo, Rochester, Syracuse, Utica, Binghamton, Albany and Oswego, all located in central and western New York and through subcontractors in other areas of New York State.

Services and Products

     The Company's services and products include real estate title and other public record searching, the preparation of abstracts of title and the issuance of title insurance as agent for certain national underwriting companies. Other services and products include abstract storage and settlement/escrow closing services. All of the Company's services and products may be required in connection with the mortgaging, sale or purchase of commercial or residential real property.

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

     The Company also offers an abstract storage service. When mortgages are placed on real property, the bank or mortgage company usually retains the abstract of title. Thus, a large volume mortgagee would require substantial storage space as well as numerous personnel to index, store and retrieve these abstracts. Through its abstract storage service, the Company picks up these abstracts and stores them for the lender, redelivering them when requested. At the present time, the Company stores approximately 15,000 abstracts. The Company does not charge for this service but believes that it helps to generate abstract "redating" revenues, since a person needing a redate of an abstract stored by the Company can, by ordering that redate from the Company, avoid having to deliver the abstract elsewhere for the redate. The Company estimates that revenues thus generated amount to approximately $25,000 annually.

     Abstract and title companies are often asked to act as an escrow closing agent in a real estate transaction. This practice is allowable under New York State law. In this capacity, usually as a function of providing title insurance on real estate, the Company is asked to hold funds in escrow bank accounts until certain requirements are met or title defects are cured by the parties involved in the transaction. For this service the Company charges a fee based upon the length of time which the funds are to be held and/or the number of transactions (deposits, checks) to be handled. Also, the Company acts as a conduit for the sale and purchase of mortgages between financial institutions insuring that mortgage documents are received and funds for the purchase of mortgages are wired from buyer to seller in the correct amount and in a specified time frame. The Company also acts as settlement agent on Home Equity loans and refinanced mortgage loans for its title insurance underwriters and certain banks/lenders. During 1997, escrow closing services generated approximately $75,000 as compared to $31,000 and $90,000 in 1996 and 1995, respectively.

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

     Due to the increasing number of residential bank foreclosures, the Company has seen a significant increase in revenues from the sale of foreclosure related title search products during 1997. The Company's ability to provide these services on a statewide basis has enhanced its market penetration in the foreclosure area. During 1997, the Company generated approximately $725,000 in revenues from foreclosure related products, representing 19% of total revenues.

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

     The Company's total revenue for 1997 increased by 2.2% to $3,789,864 as compared to $3,706,778 in 1996. Revenue from title insurance increased slightly during 1997 to $1,318,443, representing 35% of total revenues, compared to 35% and 42% in 1996 and 1995, respectively. Revenues from abstract and escrow related services also increased slightly to $2,471,421 as compared to $2,403,808 and $2,212,068 in 1996 and 1995 respectively.

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

     It is anticipated that 19% of the buyer's gross margin will not exceed the $1,250 guaranteed payment and interest for future quarters. As a result, the buyer would not be required to make any principal payments for the contingent portion of the note. No portion of the contingent note receivable was recorded as income through December 31, 1997.


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

     Appraisal services provide an estimated value for a particular property. Appraisals are required in a variety of situations including transfer of ownership, financing, tax matters, relocation services, insurance purposes, estimation of liquidation value and divorce. The Company's customers for appraisals have included lending institutions, banks, attorneys, municipalities, relocation companies, government agencies, corporations and private individuals. The Company's errors and omissions insurance coverage also covers appraisal services. Since the signing of this agreement, all of the Company's appraisals were performed by Rynne, Murphy & Associates, Inc. for which the Company was paid a commission for the placement of orders. However, since the Company's marketing efforts have de-emphasized appraisal products in favor of more profitable product lines, associated appraisal orders and revenues have decreased significantly. As a result, the company is currently only receiving the guaranteed payment of $1,250 per quarter payable under the agreement with Rynne, Murphy and Associates.

Marketing

     Services and products provided by the Company are utilized in substantially all commercial and residential real estate transactions. Therefore, its marketing efforts are directed primarily toward the persons who place the orders for such services and products in the typical real estate transaction or other real estate related activity -attorneys, mortgage brokers, lenders, builders, and other persons and entities engaged in the real estate business generally.

     Marketing activities are conducted by a direct sales force of two employees under the direction of the Company's Director of Sales and Marketing. Assistance and technical support is provided by all of the Company's branch office managers. Other marketing efforts include direct solicitation and advertising in publications targeted to serve mortgage lenders and attorneys, attendance at trade shows and conventions, and news releases.

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

Significant Customers

     During 1997, there were no customers accounting for more than 10% of the Company's gross revenues.

Industry Considerations and Seasonality

     The company's business is related to the general real estate market and the fluctuations which occur therein, namely prevailing interest rates. Real estate activity continued to be sluggish during 1995, when recorded deeds and mortgages fell by an average 11.50% from 1994 levels. Company revenues declined during 1995 by nearly 20% as a result of these factors. As a result of the plan developed by Company management subsequent to year end 1994 to significantly reduce the Company's overhead expense structure in order to improve operations and cash flow, the Company returned to profitability in 1995. Interest rates remained relatively stable during 1996, an election year, while the economy continued to rebound and consumer confidence also improved. This was evidenced by an increase of 11% in recorded deeds and mortgages for 1996 as compared to 1995. However, due to competitive factors effecting the Company's title insurance revenue base, the Company's total revenues for 1996 declined slightly. Despite this decline in revenue, the Company remained profitable in 1996. Real estate activity in New York State during 1997 was comparable to 1996 levels. Recorded deeds and mortgages grew slightly by 2.2%. Company revenues increased comparably by slightly more than 1% to $3,789,864. There can be no assurance that these or other factors will enable the Company to maintain its revenue and profitability in periods of declining real estate activity.

     The demand for the Company's services and products is directly dependent upon the activity of the real estate market which, in turn, is closely related to changes in interest rates. Thus, the Company's business is cyclical as well as seasonal, with lowest volume when interest rates are high and in the winter and early spring.

Banking Relationship

     During 1995, Company management worked closely with bank officials and its public accounting firm to develop a plan to restructure Company expenses and improve operations and cash flow. On December 13, 1995, the amount outstanding on the Company's note payable to a bank, $133,333, and $185,000 of the amount borrowed under its Line-of-Credit agreement were refinanced with the same bank. The note payable to the bank requires the Company to meet certain financial covenants at December 31, 1996 and 1997 (see Note 5 of the Accompanying Consolidated Financial Statements as of December 31, 1997 and 1996).


At December 31, 1997 the Company's total indebtedness to its bank decreased to $164,167 as compared to $276,250 and $401,213 at December 31, 1996 and December 31, 1995 respectively.

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

Employees

     The company and its subsidiaries employed approximately 70 persons at December 31, 1997, as compared to 66 in 1996 and 1995 respectively. Certain members of the Company's management must sign Confidentiality Agreements which prohibits the solicitation of information or resources to existing or potential competitors. The employees of the Company are not covered by any collective bargaining or other agreements and management believes its employee relations to be good.

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

Abstract now leases approximately 9,000 square feet of such space at a net annual rent of $72,000, pursuant to a lease expiring June 30, 2000. The Company believes that the terms of its rental are at least comparable to those which it might have obtained if dealing with a non-affiliated third party. Rent and common charges were approximately $72,000 in 1997, 1996 and 1995, respectively. During 1995, unpaid rent of $18,100 was forgiven by the related parties. The Company owed approximately $15,000, $18,100 and $20,000 for unpaid rent at December 31, 1997, 1996 and 1995, respectively.

     In addition, the Company leases space for its branch offices in Buffalo (3,993 square feet), Albany (1,410 square feet), Syracuse (2,087 square feet), Binghamton (760 square feet), Utica (1,611 square feet) and Oswego (350 square feet).

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

Executive Officers of Registrant

     The executive officers of the Company are as follows:

     Name                         Age         Position with the Company
     ----                         ---         -------------------------

     Frank B. Iacovangelo          58         President, Treasurer and Director

     Bernard J. Iacovangelo        50         Vice President, Secretary and
                                              Director

     William S. Gagliano           48         Executive Vice President and
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

     Messrs. Frank and Bernard Iacovangelo are brothers.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Security Holder
        Matters

     There is a very limited trading in the Company's Common Stock. The range of high and low bid prices and high and low asked prices for the years 1995, 1996 and 1997 is shown below, as reported by the National Quotations Bureau, Inc. and as adjusted to reflect the Company's one for four (1 for 4) reverse stock split which became effective July 31, 1992.

                            COMMON STOCK DATA

1995                               BID                              ASKED
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

1997
----
1st Quarter                      *Unpriced                        *Unpriced
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

     The Company's agreement with its Bank places a restriction on its payment of dividends. No dividends were declared or paid during 1995, 1996 or 1997.

     On March 25, 1998, the Company had 1,205 holders of record of its common stock.

ITEM 6.   SELECTED FINANCIAL DATA

               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARIES

                             SELECTED FINANCIAL DATA


     The financial data included in this table has been selected by the Company and has been derived from the financial statements for those years. The following statement should be read in conjunction with the financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and the Results of Operations".


                      (In Thouands, Except Per Share Data)

                                      1997     1996      1995       1994       1993
                                    -------   -------   -------   -------    -------
STATEMENT OF OPERATIONS DATA:
  Revenue                           $ 3,790   $ 3,707   $ 3,822   $ 4,780    $ 5,828
  Income (loss) before taxes            189        89        99      (581)        66
  Net income (loss)                     202        86        97      (469)        56
  Net income (loss) per share (1)   $   .06   $   .03   $   .03   $  (.14)   $   .02

BALANCE SHEET DATA:
  Total assets                      $ 1,455   $ 1,225   $ 1,240   $ 1,315    $ 1,804
  Long-term obligations                 171       357       202       564        507
  Stockholders' investment              319       116        56       (42)       427

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


1.   Liquidity and Capital Resources

     The Company's cash flow resulted from operations, bank loans and advances made by principal stockholders.


     In 1997, the operations of the Company generated cash of $197,437. This cash flow, along with cash reserves of $36,612, was sufficient to fund investments in assets of $10,906 and a net debt reduction of $130,520. The cash flow from operations of $174,519 funded investments in assets of $58,474 and a net debt reduction of $142,224 in 1996. During the calendar year 1995, an operating cash flow of $210,839 funded an investment in assets and a corresponding decrease in debt financing of $38,881 and $138,099, respectively.

     Cash Flow From Operations. The cash provided by operations was greater in 1997, being $197,437 versus $174,519 in 1996. This change was primarily due to a greater net profit of $188,138 for 1997 as compared to that of $85,718 in the previous year. The positive impact arose primarily from non-cash depreciation and amortization expense, as well as an increase in other accrued expenses of $43,826. The cash provided by operations in 1996 of $174,519 was lower than the 1995 amount of $210,839. This was attributable to a smaller amount of net income and a reduced bad debt provision in 1996.

     Cash Flow from Investing Activities. The Company made capital expenditures of $35,407, $16,346, and $39,325 in 1997, 1996 and 1995 respectively, primarily related to computer system upgrades, furniture and fixture purchases and vehicle purchases at various Company locations. Whereas, the company made investments in its title plant in 1996 of $52,622 to support its ongoing business. No such commitment was made during 1997 or 1995 based on management's operating philosophy.

     As of December 31, 1997, the Company had no material purchase commitments pending. In the past, the company has acquired other businesses for cash, notes and common stock.

     Cash Flow from Financing Activities. Primary cash flows from financing activities relate to changes in financing under lines-of-credit, notes payable and advances by principal stockholders. On December 13, 1995, the amount outstanding on the note payable to a bank of $133,333, and $185,000 of the amount borrowed under its line-of-credit agreement were refinanced with the same bank.

As of December 31, 1997, the note payable and line-of-credit have been classified in accordance with the new agreement. The terms of the bank note require the Company to meet certain financial covenants at December 31, 1997. These ratios are adjusted on a quarterly or semi-annual basis during 1997 and thereafter until the indebtedness is fully paid. The covenants, ratios and terms of the agreement can be found in note #5 of the accompanying financial statements. The agreement also limits the Company's ability to make acquisitions, pay dividends, and make capital expenditures. In addition, the company is required to submit certain financial information on a periodic basis.

     At December 31, 1997, the Company was not in compliance with all of the financial covenants. Subsequent to year end, the Company obtained a waiver from the bank for these covenants as of December 31, 1997.


     Future maturities of the debt described above are as follows:

         1998 .........................           $102,559
         1999 .........................             84,155
         2000 .........................              7,196
         2001 .........................                291
                                                  --------
                                                  $194,201
                                                  ========


     The Company may borrow up to $100,000 under the terms of an unsecured line-of-credit. Amounts borrowed bear interest at the bank's prime interest rate plus 1%. Borrowings under this line-of-credit are personally guaranteed by the Company's principal officers/Stockholders. At December 31, 1997 and 1996, there was $100,000 and $0, respectively, outstanding under the terms of this line-of-credit.

     During 1997, the Company had a second line-of-credit for $50,000 with another bank. The $37,000 outstanding principal balance was restructured during November, 1997 into a term note payable with monthly principal payments of $1,542 through October, 1999, plus interest at the bank's prime rate plus 1.25% (Note 5, Notes Payable). There was $50,000 outstanding under the terms of the line-of-credit agreement at December 31, 1996.

     The company repaid $43,020, $149,456, and $150,599 under its long-term debt agreements in 1997, 1996 and 1995, respectively. At December 31, 1996, additional borrowing activity in the amount of $10,232 was incurred. At December 31, 1997, the Company owed $97,000 to a principal stockholder/director. For the years ended 1996 and 1995, this indebtedness amounted to $234,500 and $227,500, respectively. This debt bears interest at the prime rate plus three percent (3%) and the repayment of these advances is subordinated to the amounts outstanding under all other bank debt agreements. Principal repayment is scheduled for $18,000 per year.

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


2.   Results of Operations

     (a) Percentage Comparison


     The following table presents certain financial data derived from the consolidated statements of operations of the Company for the years ended December 31, 1997, 1996 and 1995, expressed as a percentage of total revenues.

                                            Percentage of Total Revenues
                                              Years Ended December 31
                                          -------------------------------
                                            1997        1996        1995
                                          -------     -------     -------
     Title insurance premiums               34.79%      35.15%      42.13%
     Abstract/appraisal fees                65.21       64.85       57.87
                                          -------     -------     -------
     Total revenues                        100.00      100.00      100.00
     Direct costs of revenue               (21.48)     (20.80)     (20.90)
                                          -------     -------     -------
     Gross profit                           78.52       79.20       79.10

     Operating expenses:
              Personnel costs              (48.31)     (50.09)     (51.18)
              Other operating expenses     (23.82)     (25.10)     (22.18)
                                          -------     -------     -------
     Operating income/(loss)                  639        4.01        5.54
     Other expenses                         (1.41)      (1.64)      (2.94)
     Income tax expense                        --        (.06)       (.05)

     Extraordinary items                      .37          --          --
                                          -------     -------     -------
     Net income/ (loss)                      5.35%       2.31%       2.55%
                                          =======     =======     =======

     (b) Operating Revenues

     Combined revenues of the Company increased 2.24% from $3,706,778 for the year ended December 31, 1996 to $3,789,864 for the year ended December 31, 1997. The Company experienced a decrease in total revenues of $115,437 or 3.02% from 1995 to 1996.

     The revenue decrease in 1995 was due to strong competition within the abstract and title insurance industry, a weaker demand for home equity (second mortgage) loans, and the continuance of a sluggish real estate market in the northeast. This trend continued in a slightly less dramatic fashion in 1996 as the housing market began to rebound in the areas where the Company does business. A slight upturn in the industry led to a minor increase in total revenues in 1997. The Company expects total revenues to increase during 1998 as consumer confidence continues to increase and as the volume of orders increases from those customers lost to lower-priced non-performing competitors.


     Specifically, revenue from title insurance premiums increased by 1.19% during 1997 to $1,318,443 versus $1,302,970 in 1996. This minimal increase in title insurance revenue for 1997 combined with a larger increase in abstract and appraisal services were the determining factors for the increase in total revenues for the year. These revenues from abstract and appraisal services amounted to $2,471,421 in 1997 as compared to $2,403,808 in 1996. This difference represents an increase of $67,613 or 2.81%. A similar increase occurred when the same revenues increased by $191,740 or 8.67% from $2,212,068 in 1995. The Company experienced a decrease in title insurance revenue during
2.996 of 19.08% from $1,610,147 realized in 1995. As stated earlier, the decline in this segment of the Company's revenues during the years ended 1995 and 1996 resulted from more intense competition within the industry in addition to a lower volume of home equity (second mortgages) loans. In 1998, the Company is anticipating a greater increase in the demand for real estate services than was demonstrated in 1997.

     (c) Direct Costs of Revenue

     Direct costs of revenue consist of commissions paid to underwriters of title insurance and subcontractor costs paid to other title companies and/or independent contractors. As a result of an increase in the volume of orders in the geographic areas where the company does not have a direct operation, as well as, the positive aspect of producing a higher percentage of orders using its own work force, direct costs of revenue have increased slightly by 5.60% from $770,834 in 1996 to $814,035 in 1997. From 1995 to 1996, these same costs decreased to a limited degree by $28,063 or 3.51% from $798,897 in 1995.

     (d) Operating Expenses

     Direct and indirect personnel costs and other operating expenses are incurred in connection with producing title searches and title examinations, title insurance policies and maintaining the Company's title plant. Total operating expenses decreased from $2,811,810 for the year ended December 31, 1995 to $2,786,219 for the same period in 1996. Operating expenses further declined in 1997 to $2,733,595. These decreases were primarily attributable to declining payroll costs associated with a reduction in staffing requirements and a changing geographical mix of business along with continued concentrated cost-cutting elements.

     In 1996, gross payroll and benefits amounted to $1,856,772 as compared to $1,956,156 in 1995. Office supplies, especially postage, increased from $97,612 to $119,249 during the same period. However, the Company experienced sizeable decreases in operating expenses in 1996 and 1997. These decreases are directly attributable to a cost containment and downsizing program that was previously implemented as a result of a lower than anticipated sales volume initiated in 1994. The significant variances in expenses for 1997 are shown in the table below.


     Expense Item                                   1997              1996
     ------------                                   ---               ----

     Depreciation & Amortization                   59,854            79,995
     Office supplies & postage                    142,713           119,249
     Interest Expense                              45,456            60,661


     As with any service company, the major item of expense associated with the Company's operations is gross payroll and employee benefits. As a percentage of revenues, personnel costs and fringe benefits represented 48% in 1997, 50% in 1996, and 51% in 1995. As a result of a continuing stabilization of company revenues following more traditional trends during 1996 and 1995, the Company was able to control payroll expenditures in a much more effective manner. The Company is continuing a strategic emphasis on productivity, geographic full service, and total quality standards. The Company's work force has increased slightly from 66 in both 1995 and 1996 to 70 in 1997.

     Based on a stable sales order volume and reduced operating expenses, income from operations for 1997 was $242,234 versus $149,725 in 1996. Net income was $202,238 for the 1997 calendar year whereas a corresponding net income in the amount of $85,718 was realized for 1996. In 1995, the Company experienced a similar amount of income from operations and net income to the extent of $211,508 and $97,384, respectively. In 1995, the Company fully implemented cost cutting measures to ensure the profitability of the business. As a result, income from normal operations and net income represented sizable improvements from the previous years figures. Throughout 1996 and 1997, similar business strategies and operating philosophies were used to contain payroll costs, direct costs and other overhead costs, thereby creating similar revenue, cost and profit levels.


Item 8. Financial Statements and Supplementary Data

     The information required by this item is incorporated herein by reference to pages 33 to 51 of this Form 10-K and are indexed under Item 14(a) (1). See also the Financial Statement Schedules appearing herein, as indexed under Item 14(a)(2).


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

                                                                                      Shares of
                          Position with the                                          Common Stock             Percent
                          company or Princi-                 Director                Beneficially               of
Name            Age        pal Occupation                     Since                      Owned                 Class
----            ---        --------------                     -----                      -----                 -----
Frank B.         58       President and                        1987                   1,366,339(3)             40.92%
Iacovangelo               Treasurer (1)

Bernard J.       50       Vice President                       1987                   1,376,339(4)             41.22%
Iacovangelo               Secretary (1)

William S.       48       Executive Vice                       1992                     140,758(5)              4.22%
Gagliano                  President and
                          Director (1)

Anthony M.       57       President, director                  1987                      87,913(6)              2.64%
Iacovangelo               and principal share-
                          holder of Faber
                          Construction Co., Inc.
                          Rochester, NY (2)

All Directors and Officers of the                                                     2,971,349                88.99%
Company as a group (four persons)                                                     (3)(4)(5)(6)


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

(4) Includes 500,000 shares owned by a Trust for the benefit of Bernard J. Iacovangelo's children, the Trustees of which are Mr. Iacovangelo wife, Patricia, and his brother, Frank. Mr. Iacovangelo disclaims beneficial ownership of these shares. Also includes 40% of the 368,879 shares owned by Wegman Building Associates, a partnership in which Bernard Iacovangelo has a 40% interest.

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


                                         Annual Compensation (1)
                                         -----------------------
         Name and
      Principal Position                      Yearly Salary
      ------------------                     -------------
     Frank B. Iacovangelo                  1997     --      -0-
     President, Chief                      1996             -0-
     Executive Officer                     1995     --      -0-
     and Treasurer

----------
(1) Mr. Iacovangelo receives no other compensation or benefits from the Company. He neither received nor exercised any options during 1997 and he held no options at December 31, 1997.

     Remuneration of Directors

     During 1997, directors of the Company received no cash remuneration for serving as directors or as members of committees.


     The Company's 1992 Stock Option Plan (the "Option Plan") provides for automatic grants of stock options to each member of the Board of Directors who is not also an employee of the Company Messr. Anthony Iacovangelo is a non-employee director.

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

Employment Agreements

     Employment agreements between the Company and each of Messrs. Frank B. Iacovangelo, Bernard J. Iacovangelo and William S. Gagliano provide for employment terms which commenced January 1, 1992, year to year indefinite renewal terms subject to either the Company or the employee electing not to renew, as amended, minimum base salaries of $60,000 per year in the case of Frank Iacovangelo, $52,000 per year in the case of Bernard J. Iacovangelo and $75,000 in the case of Mr. Gagliano, additional salary and bonus compensation to be determined by the Board of Directors of the Company in its sole discretion, and restrictions against competition with the Company. Messrs. Frank B. Iacovangelo, Bernard J. Iacovangelo and William S. Gagliano received $-0-, $-0-and $76,120 respectively during 1997.

Item 12. Security Ownership of Certain Beneficial owners and Management

     On December 31, 1997, the Company had outstanding and entitled to vote with respect to all matters to be acted upon at the Annual Meeting of Stockholders, 3,293,733 shares of Common Stock ($.04 par value). Each share of Common Stock is entitled to one vote. The Company currently has no other outstanding class of equity securities.

     In September, 1996, the Company purchased 50,000 shares of its common stock from a former director.

     The following table sets forth information as of December 31, 1997 showing all persons who, to the Company's knowledge, were beneficial owners of 5% or more of any class of its shares. All persons listed below have sole voting and investment power with respect to their shares unless otherwise indicated.

                                  Amount and Nature of             Percent of
Name and Address                  Beneficial Ownership                Class
----------------                  --------------------                -----

Frank B. Iacovangelo                 1,366,339(1)(3)                 40.92%
39 State Street
Rochester, NY 14614

Bernard J. Iacovangelo               1,376,339(2)(3)                 41.22%
39 State Street
Rochester, NY 14614

Wegman Building                        368,879(3)                    11.05%
   Associates
39 State Street
Rochester, NY 14614

(1) Includes 300,000 shares owned by children of Frank B. Iacovangelo, beneficial ownership of which is disclaimed. Also includes 40% of the 368,879 shares owned by Wegman Building Associates, a partnership in which Mr. Iacovangelo has a 40% interest.

(2) Includes 500,000 shares owned by a Trust for the benefit of Bernard J. Iacovangelo's children, the Trustees of which are Mr. Iacovangelo wife, Patricia, and his brother, Frank. Mr. Iacovangelo disclaims beneficial ownership of these shares. Also includes 40% of the 368,879 shares owned by Wegman Building Associates, a partnership in which Bernard Iacovangelo has a 40% interest.

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

     Annual rental payments, pursuant to the lease, including common area charges, were approximately $72,000, in 1997, 1996, and 1995. respectively. During 1997, total unpaid rent of $18,100 was forgiven by the related party. The company owed approximately $15,000, 18,100 and $20,000 at December 31, 1997, 1996 and 1995, respectively.

     Messrs. Frank and Bernard Iacovangelo, officers and directors of the company, are members of the law firm of Gallo & Iacovangelo, general counsel to the Company.

     During 1997, 1996 and 1995, Frank Iacovangelo, President of the Company, made advances to the Company. These advances bear interest at the prime rate plus 3% and repayment is subordinated to the amounts outstanding under the Company's line of credit agreements. Mr. Iacovangelo has agreed not to require payment of these advances through January 1, 1999. At December 31, 1997, 1996 and 1995, this indebtedness amounted to $97,000, $234,500, and $227,500, respectively. In 1997, the Company paid Mr. Iacovangelo $18,149 in interest.

     In 1997, 1996 and 1995, approximately 8%, 4% and 4%, respectively, of the Company's revenue was derived from the law firm of Gallo and Iacovangelo, a related party. At December 31, 1997, 1996, and 1995, the Company was owed $79,125, $44,878, and $36,742 respectively, from Gallo and Iacovangelo. Rates charged were comparable to those charged similar customers.

                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) The following documents are filed as a part of this report and as response to Item 8:

     (1)  Financial Statements

          -    Auditors' Report dated March 12, 1998

          -    Consolidated Balance Sheets - December 31, 1997 and 1996

          - Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995

          - Consolidated Statements of Changes in Stockholders' Investment for the Years Ended December 31, 1997, 1996 and 1995

          - Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

          -    Notes to Consolidated Financial Statements (1) through (9)

     (2)  Financial Statement Sohedules

          -    Auditors' Report Dated March 12, 1998

          - Schedule IV - Indebtedness to Related Parties for the Years Ended December 31, 1997, 1956 and 1995

          - Schedule VIII - Valuation and Qualifying Accounts for the Years Ended December 31, 1997, 1996 and 1995

          - Schedule IX - Short-Term Borrowings for the Years Ended December 31, 1997, 1996 and 1995

(3)  Exhibits

     (a)

           10.1 Waiver of Covenant(s) Letter from Marine Midland Bank dated March 27, 1998.

            22      Subsidiaries of Registrant

     (b)  Reports on Form 8-K.

          The Company filed no reports on Form 8-K during the fourth quarter of the year ended December 31, 1997.

     (c)  Exhibits

          See (a) (3) above.

     (d)  Financial Statement Schedules See (a) (2) above.

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 30, 1998                 FOUR CORNERS FINANCIAL CORPORATION


By:  /s/ Frank B. Iacovangelo
     -------------------------------------------
     Frank B. Iacovangelo, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities on the dates indicated.




By:  /s/ Frank B. Iacovangelo                                     March 30, 1998
--------------------------------------
Frank B. Iacovangelo
President, Treasurer and Director
(Chief Executive Officer and
Chief Financial Officer


/s/ William S. Gagliano                                           March 30, 1998
--------------------------------------
William S. Gagliano
Executive Vice President, Chief
Accounting Officer and Director

/s/ Bernard J. Iacovangelo                                        March 30, 1998
--------------------------------------
Bernard J. Iacovangelo
Vice President, Secretary and
Director

/s/ Anthony M. Iacovangelo                                        March 30, 1998
--------------------------------------
Anthony M. Iacovangelo
Director

                       FOUR CORNERS FINANCIAL CORPORATION

                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1997 AND 1996

                                  TOGETHER WITH

                          INDEPENDENT AUDITORS' REPORT


                            BONADIO & CO., LLP [LOGO]


                                CERTIFIED PUBLIC
                                ACCOUNTANTS & MORE

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Independent Auditors' Report


Consolidated Balance Sheets at December 31, 1997 and 1996                     1


Consolidated Statements of Income for the years
 ended December 31, 1997, 1996 and 1995                                       2


Consolidated Statements of Changes in Stockholders' Investment
 for the years ended December 31, 1997, 1996 and 1995                         3


Consolidated Statements of Cash Flows for the years ended
 December 31, 1997, 1996 and 1995                                             4


Notes to Consolidated Financial Statements                              5 to 12

                            BONADIO & CO., LLP [LOGO]
--------------------------------------------------------------------------------
                                                             One Cambridge Place
                                                          1850 Winton Road South
                                                        Rochester, NY 14618-3993


                          INDEPENDENT AUDITORS' REPORT



To the Stockholders of
     Four Corners Financial Corporation and Subsidiary:


We have audited the accompanying consolidated balance sheets of Four Corners Financial Corporation and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' investment, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Four Corners Financial Corporation and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                   /s/ BONADIO & CO LLP


March 12, 1998
Rochester, New York

                FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                        1997            1996
                                                        ----            ----

                                     ASSETS

CURRENT ASSETS:
     Cash                                            $   92,623      $   36,612
     Cash - escrow deposits                             240,465          74,540
     Accounts receivable, net of allowances for
      doubtful accounts of $90,000 and $84,000 in
      1997 and 1996, respectively                       573,623         510,762
     Prepaid expenses                                     7,819           5,914
     Current portion of note receivable                   3,750           7,500
                                                     ----------      ----------

        Total current assets                            918,280         635,328
                                                     ----------      ----------

PROPERTY AND EQUIPMENT, net                             110,240         142,523
                                                     ----------      ----------

OTHER ASSETS:
     Cash value of officer life insurance                    --          18,618
     Security deposits                                    6,627           8,760
                                                     ----------      ----------

                                                          6,627          27,378
                                                     ----------      ----------

TITLE PLANT                                             419,905         419,905
                                                     ----------      ----------

                                                     $1,455,052      $1,225,134
                                                     ==========      ==========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
     Line-of-credit                                  $  100,000      $   50,000
     Current portions of notes payable                  102,559          97,050
     Current portion of subordinated debt due to
      officer/principal stockholders                     18,000          18,000
     Accounts payable                                   373,843         425,697
     Accounts payable - related parties                  19,907          21,400
     Escrow deposits                                    240,465          74,540
     Accrued income taxes                                 3,296           1,500
     Other accrued expenses                             107,779          63,953
                                                     ----------      ----------

        Total current liabilities                       965,849         752,140
                                                     ----------      ----------

LONG-TERM LIABILITIES, net of current portion:
     Notes payable                                       91,642         140,171
     Subordinated debt due to officer/principal
      stockholder                                        79,000         216,500
                                                     ----------      ----------

        Total long-term liabilities                     170,642         356,671
                                                     ----------      ----------

        Total liabilities                             1,136,491       1,108,811
                                                     ----------      ----------

STOCKHOLDERS' INVESTMENT:
     Common stock, $.04 par value, 15,000,000
      shares authorized, 3,293,733, issued and
      outstanding in 1997 and 1996                      133,752         133,752
     Additional paid-in capital                         835,402         835,402
     Accumulated deficit                               (619,968)       (822,206)
                                                     ----------      ----------
                                                        349,186         146,948

     Less: Treasury stock; at cost 55,000 shares in
      1997 and 1996                                     (30,625)        (30,625)
                                                     ----------      ----------

        Total stockholders' investment                  318,561         116,323
                                                     ----------      ----------

                                                     $1,455,052      $1,225,134
                                                     ==========      ==========


  The accompanying notes are an integral part of these consolidated statements.

                FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                          1997           1996           1995
                                          ----           ----           ----

REVENUE:
   Title insurance premiums           $ 1,318,443    $ 1,302,970    $ 1,610,147
   Abstract and appraisal services      2,471,421      2,403,808      2,212,068
                                      -----------    -----------    -----------
                                        3,789,864      3,706,778      3,822,215
                                      -----------    -----------    -----------

DIRECT COSTS OF REVENUE
   Title insurance premiums              (310,614)      (370,506)      (508,784)
   Abstract and appraisal services       (503,421)      (400,328)      (290,113)
                                      -----------    -----------    -----------
                                         (814,035)      (770,834)      (798,897)
                                      -----------    -----------    -----------

      Gross profit                      2,975,829      2,935,944      3,023,318

OPERATING EXPENSES                     (2,733,595)    (2,786,219)    (2,811,810)
                                      -----------    -----------    -----------

   Income from operations                 242,234        149,725        211,508
                                      -----------    -----------    -----------

OPERATING EXPENSES:
   Interest                               (45,560)       (60,661)       (72,028)
   Loss on disposal of property            (7,836)          --          (40,596)
                                      -----------    -----------    -----------
                                          (53,396)       (60,661)      (112,624)
                                      -----------    -----------    -----------

      Income before income taxes
       and extraordinary item             188,838         89,064         98,884

PROVISION FOR INCOME TAXES                   (700)        (3,346)        (1,500)
                                      -----------    -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM          188,138         85,718         97,384

EXTRAORDINARY ITEM - GAIN ON
 EXTINGUISHMENT OF DEBT, net of
 income tax of $4,000                      14,100           --             --
                                      -----------    -----------    -----------

NET INCOME                            $   202,238    $    85,718    $    97,384
                                      ===========    ===========    ===========


NET INCOME PER SHARE:
   Income before extraordinary item   $       .05    $       .03    $       .03
   Extraordinary item                         .01           --             --
                                      -----------    -----------    -----------

   Net income per share               $       .06    $       .03    $       .03
                                      ===========    ===========    ===========


  The accompanying notes are an integral part of these consolidated statements.

                FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                 Additional                                             Total
                                      ---Common Stock---          Paid-in        Accumulated         Treasury       Stockholders'
                                    Shares          Amount        Capital          Deficit             Stock         Investment
                                    ------          ------        -------          -------             -----         ----------
BALANCE - December 31, 1994         3,343,733       $ 133,752    $ 835,402       $(1,005,308)        $  (5,625)      $ (41,779)

   Net Income                            --              --           --              97,384              --            97,384
                                    ---------       ---------    ---------       -----------         ---------       ---------

BALANCE - December 31, 1995         3,343,733         133,752      835,402          (907,924)           (5,625)         55,605

   Net income                            --              --           --              85,718              --            85,718
   Purchase of treasury stock         (50,000)           --           --                --             (25,000)        (25,000)
                                    ---------       ---------    ---------       -----------         ---------       ---------

BALANCE - December 31, 1996         3,293,733         133,752      835,402          (822,206)          (30,625)        116,323

   Net Income                            --              --           --             202,238              --           202,238

BALANCE - December 31, 1997         3,293,733       $ 133,752    $ 835,402       $  (619,968)        $  30,625       $ 318,561
                                    =========       =========    =========       ===========         =========       =========


  The accompanying notes are an integral part of these consolidated statements.

               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                               1997          1996            1995
                                                                                            ---------      ---------      ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income before extraordinary item                                                      $ 188,138      $  85,718      $  97,384
  Adjustments to reconcile net income before extraordinary item to net cash flow from operating activities:
      Extraordinary item - gain on extinguishment of debt                                      14,100             --             --
      Provision for bad debts                                                                   6,000             --         75,675
      Loss on disposal of property                                                              7,836             --         40,596
      Depreciation and amortization                                                            59,854         79,995        110,302
      Changes in:
        Accounts receivable                                                                   (68,861)       (45,581)       (61,677)
        Prepaid expenses                                                                       (1,905)         7,402         (4,226)
        Income tax receivable                                                                      --             --          6,725
        Accounts payable and accounts payable - related parties                               (53,347)        33,918        (42,687)
        Other accrued income taxes                                                             43,826         13,067        (12,753)
        Accrued income taxes                                                                    1,796             --          1,500
                                                                                            ---------      ---------      ---------
          Net cash flow from operating activities                                             197,437        174,519        210,839
                                                                                            ---------      ---------      ---------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                         (35,407)       (16,346)       (39,325)
  Payments received on note receivable                                                          3,750          5,000             --
  Change in security deposits                                                                   2,133          6,496         (2,010)
  Change in cash value of officer life insurance                                               18,618         (1,002)         2,454
  Investment in title plant                                                                        --        (52,622)            --
                                                                                            ---------      ---------      ---------
          Net cash flow from investing activities:                                            (10,906)       (58,474)       (38,881)
                                                                                            ---------      ---------      ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Change in line-of-credit                                                                     50,000         15,000        (15,000)
  Borrowings on notes payable                                                                      --         10,232             --
  Repayment of notes payable                                                                  (43,020)      (149,456)      (150,599)
  Increase (decrease) in subordinated debt due to officer/principal stockholder              (137,500)         7,000         27,500
  Purchase of treasury stock                                                                       --        (25,000)            --
                                                                                            ---------      ---------      ---------
          Net cash flow from financing activities                                            (130,520)      (142,224)      (138,099)
                                                                                            ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH                                                                56,011        (26,179)        33,859
CASH - beginning of year                                                                       36,612         62,791         28,932
                                                                                            ---------      ---------      ---------
CASH - end of year                                                                          $  92,623      $  36,612      $  62,791
                                                                                            =========      =========      =========



 The accompanying notes are an integral part of these consolidated statements.

               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


(1)  The Company

     Four Corners Financial Corporation (FCFC) and its Subsidiary, Four Corners Abstract Corporation (FCAC) provide services and products including real estate title searching, preparation of abstracts of title, issuance of title insurance as an agent for certain national underwriting companies primarily in Western and Central New York State. All of these services and products are required in connection with the mortgaging, sale or purchase or real property.

     Unless otherwise indicated, the term "Company" refers to Four Corners Financial Corporation and its subsidiary. The Company operates in one business segment.

(2)  Summary of Significant Accounting Policies

     Principles of Consolidation -

     The consolidated financial statements include the accounts of FCFC and FCAC. All significant intercompany transactions and balances have been eliminated.

     Cash -

     The Company maintains its cash in demand deposit and money market accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk with respect to these accounts.

     Escrow Deposits -

     As a service to its customers, the Company administers escrow deposits representing undisbursed amounts received for settlements of mortgage loans or property sales and indemnities against specific title risks. These funds are recorded as both a current asset and a current liability in the accompanying consolidated balance sheet.

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

The Company also performs title abstract research on real properties. Abstract revenue is recognized as earned when the services are performed. Direct costs of abstract revenue include the cost of work performed by subcontractors in geographical areas where the Company does not maintain an office, among other direct costs.

Net Income Per Share -

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share ("EPS"), which is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 requires dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects dilution that could occur from common shares issuable through stock options. Reported EPS in prior periods have been restated to conform to the provisions of SFAS 128.


                                             12/31/97     12/31/96     12/31/95
                                             --------     --------     --------
Net income applicable to common stock       $  202,238   $   85,718   $   97,384
                                            ==========   ==========   ==========
Weighted average number of common
 shares outstanding                         $3,293,733   $3,331,223   $3,343,733
                                            ==========   ==========   ==========
Income per share - Basic                           .06          .03          .03
                                            ==========   ==========   ==========
Income per share - Diluted                  $      N/A   $      N/A   $      N/A
                                            ==========   ==========   ==========

The exercise of outstanding stock options were not included in the calculations of diluted EPS, as their effect would be antidilutive.

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

     Reclassifications -

     Certain reclassifications have been made to the 1996 and 1995 statements to conform to the current year presentation.

(3)  Property and Equipment

     Property and equipment consisted of the following at December 31:

                                                     1997               1996
                                                  -----------       -----------
         Furniture and equipment                  $   900,979       $   899,925
         Vehicles                                      87,685            97,627

         Leasehold improvements                        49,564            49,564
                                                  -----------       -----------
                                                    1,038,228         1,047,116

         Less: Accumulated depreciation and
               amortization                          (927,988)         (904,593)
                                                  -----------       -----------
                                                  $   110,240       $   142,523
                                                  ===========       ===========

     Depreciation and amortization expense for 1997, 1996 and 1995 was $59,854, $79,995 and $110,302, respectively.

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

     The provision for income taxes consisted of the following for the years ended December 31:

                                        1997             1996            1995
                                        ----             ----            ----
         Federal:
              Current                 $    --          $    --          $    --
              Deferred                     --               --               --

         State:
              Current                    (700)          (3,346)          (1,500)
              Deferred                     --               --               --
                                      -------          -------          -------
                                      $  (700)         $(3,346)         $(1,500)
                                      =======          =======          =======


     Income tax expense for 1997, 1996 and 1995 differs from the expected tax expense, computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes as follows:


                                               1997          1996         1995
                                               ----          ----         ----
         Expected tax expense                $ 72,400     $ 30,300     $ 33,000
         Effect of graduated Federal rates     (6,100)      (3,400)      (3,100)
         State income taxes, net of Federal
           income tax benefit                  11,200        5,300        1,000
         Change of valuation allowance,
           related to loss carryforwards      (76,100)     (27,800)     (25,900)
         Extraordinary item                    (4,000)          --           --
         Other, net                             3,300       (1,054)      (3,500)
                                             --------     --------     --------
                                             $    700     $  3,346     $  1,500
                                             ========     ========     ========

     Taxes paid in 1997, 1996 and 1995 were $1,404, $3,346 and $1,102, respectively.

(5)  Financing Arragements

     Notes payable -

     Notes payable consisted of the following at December 31:

                                                                          1997           1996
                                                                          ----           ----
     Note payable to a bank with monthly principal payments of
     $7,674 through October, 1997 and $6,230 through October
     1999, plus interest at the bank's prime rate plus 1.25%.
     This note is guaranteed by the officers/stockholders of the
     Company and is collateralized by substantially all of the
     Company's assets.                                                 $ 134,167       $226,250

     Term note payable to a bank with monthly principal
     payments of $1,542 through October, 1999, plus interest at the bank's prime rate plus 1%. This note is also
     guaranteed by the officers/stockholders of the Company
     and is collateralized by substantially all of the Company's
     assets.                                                              30,000             --

     Various notes payable with aggregate monthly installments
     of $1,116, including interest at rates ranging from 9.5% to
     10.5%. These notes mature through October, 2000 and are
     collateralized by the related equipment.                             30,034         10,971
                                                                       ---------       --------
                                                                         194,201        237,221


     Less: Current portion                                              (102,559)       (97,050)
                                                                       ---------       --------
                                                                       $  91,642       $140,171
                                                                       =========       ========

     The note payable to the bank requires the Company to meet certain financial convenants at December 31, 1997 as follows:

     o    Working capital of at least $20,000
     o    Current ratio of at least 1.1 to 1,
     o    Minimum tangible net worth of at least $400,000
     o    Total liabilities to tangible net worth of not more than 1.9 to 1,
     o    Net income before taxes of $110,000, and
     o    Debt service ratio of not less than 1.75 to 1.

     The agreement also limits the Company's ability to make acquisitions, pay dividends and make capital expenditures, and requires the Company to submit certain financial information.

     At December 31, 1997 and 1996, the Company was not in compliance with all of the financial covenants. Subsequent to year end, the Company obtained a waiver from the bank for these covenants as of December 31, 1997 and 1996.

     Future maturities of long-term debt are as follows at December 31, 1997:

          1998 ...................................................   $102,559
          1999 ...................................................     84,155
          2000 ...................................................      7,196
          2001 ...................................................        291
                                                                     --------
                                                                     $194,201
                                                                     ========

     Lines-of-credit -

     The Company may borrow up to $100,000 under the terms of an unsecured line-of-credit. Amounts borrowed bear interest at the bank's prime interest rate plus 1%. Borrowings under this line-of-credit are personally guaranteed by the Company's principal officers/stockholders. At December 31, 1997, there was $100,000 outstanding under the terms of this line-of-credit.

     During 1997, the Company had a second line-of-credit for $50,000 with another bank. The $37,000 outstanding principal balance was restructured during November, 1997 into a term note payable. There was $50,000 outstanding under the terms of the line-of-credit agreement at December 31, 1996.

     Interest -

     Interest paid in 1997, 1996 and 1995 on all notes payable, obligations under capital leases and lines-of-credit was $45,561, $58,394 and $76,337, respectively.

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

     The Company did not have any outstanding options under the 1992 plan as of December 31,1997 and 1996.

(7)  Related Party Transactions

     Subordinated Debt Due to Officer/Principal Stockholder -

     During 1997, 1996 and 1995 one of the Company's officers/principal stockholders made advances to the Company. These advances were $97,000, $234,500 and $227,500, at December 31, 1997, 1996 and 1995, respectively.
     Amounts borrowed bear interest at the prime rate plus 3%. Repayment of these advances is subordinated to the amounts outstanding under all other bank debt agreements. Principal repayments in future years is scheduled for $18,000 per year.

     Note Payable to Officers/Principal Stockholder -

     At December 31, 1997 and 1996, the Company owed approximately $4,907 and $3,300, respectively, to a law firm in which the Company's principal stockholder is a partner for legal fees. These amounts were included in the accounts payable to related parties balance at December 31, 1997 and 1996 in the accompanying balance sheet.

     Office Lease Commitment -

     The Company leases its Rochester facility through June 2000 from a company controlled by FCAC's principal stockholder at an annual rental of $72,000. Rent and common area charges were approximately $72,000 in 1997, 1996 and 1995, respectively. The Company owed approximately $15,000 and $18,100 for unpaid rent at December 31, 1997 and 1996, respectively.

     During 1997, total unpaid rent of $18,100 was forgiven by another related party. This amount has been reflected as an extraordinary item, net of income taxes of $4,000 in the accompanying 1997 statement of income.

     Revenue and Accounts Receivable -

     In each of the 1997, 1996, and 1995, approximately 8%, 4% and 4%, respectively, of revenue was derived from a related party. At December 31, 1997, 1996 and 1995, the Company was owed $79,125, and $44,878 and $36,742, respectively, related to this revenue.

(8)  Lease Commitments

     The Company leases other office facilities under operating lease agreements expiring through December, 2002.

     Minimum future lease payments under non-cancelable lease agreements with unrelated parties are as follows at December 31, 1997:

           1998 .........................................       $103,101
           1999 .........................................         42,771
           2000 .........................................         28,046
           2001 .........................................         28,046
           2002 .........................................         28,046
                                                                --------
                                                                $230,010
                                                                ========

     Rent expenses related to these operating leases was approximately $126,101, $121,000 and $124,000, for the years ended December 31, 1997, 1996 and 1995, respectively.

(9)  Sales of Appraisal Operations

     During 1996, the Company sold the assets of its real estate appraisal operations for $125,000, allocated as follows:

     Fixed assets                                                  $ 12,500
     Customer lists and goodwill                                    100,000
     Covenant not-to-compete                                         12,500
                                                                   --------
                                                                   $125,000
                                                                   ========

     In exchange for the fixed assets, the Company received a non-contingent $12,500 non-interest bearing note receivable in ten quarterly installments of $1,250 beginning May 1, 1996. The $1,250 quarterly payment on the non-contingent note receivable is not dependent on the purchaser's operating results. The quarterly payments of $1,250 due April 1, July 1, and October 1, 1997 were received by the Company. The Company recorded the $12,500 non-contingent note as receivable as income in 1996.

(9)  Sales of Appraisal Operations (Continued)

     In exchange for the customer lists and goodwill and covenant not-to-compete the Company received a $112,500 contingent note receivable payable in quarterly installments, plus interest at 9%, beginning May 1, 1996. Payment on the contingent note receivable is required only by the amount the 19% of the purchaser's quarterly gross margin on sales to the Company's former customers exceeds $1,250. No portion of the contingent note receivable was recorded as income through December, 1997. The Company does not intend on recording or collecting any of the outstanding interest and/or principal balance on the contingent note receivable as current sales levels to the Company's former customers are not sufficient to achieve the desired operating results.

(10) Fair Value Financial Instruments

     The Company's financial instruments consist of cash, accounts and notes receivable, accounts payable and debt. The carrying amount approximate their fair value, or in this case of debt, it is impracticable to estimate the fair value.

----------------------------- Bonadio & Co., LLP ------------------------------
                                                             One Cambridge Place
                                                          1850 Winton Road South
                                                        Rochester, NY 14618-3993



INDEPENDENT AUDITORS' REPORT ON
FINANCIAL STATEMENTS SCHEDULES


To the Stockholders of
   Four Corners Financial Corporation and Subsidiary:


Our report on our audit of the basic financial statements of Four Corners Financial Corporation and Subsidiary as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, appears else where in this Registration Statement. Those audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedules are presented for the purpose of complying with the Securities and Exchange Commission's rules and regulations and are not a required part of the basic financial statements. The supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                            /s/  BONADIO & CO., LLP


March 12, 1998
Rochester, New York

               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARY
                 SCHEDULE IV -- INDEBTEDNESS TO RELATED PARTIES
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995





                               Balance at
                                Beginning                            Balance at
                                 of Year   Additions(1) Repayments  End of Year
                                 -------   ------------ ----------  -----------

YEAR ENDED DECEMBER 31, 1997:
  Note payable --
   officer/principal
   stockholders                  $234,500    $   --      $137,500    $ 97,000
                                 ========    ========    ========    ========

YEAR ENDED DECEMBER 31, 1996:
  Note payable --
    officer/principal
    stockholders                 $227,500    $ 25,000    $ 18,000    $234,500
                                 ========    ========    ========    ========

YEAR ENDED DECEMBER 31, 1995:
  Note payable --
    officer/principal
    stockholders                 $200,000    $ 29,000    $  1,500    $227,500
                                 ========    ========    ========    ========


(1) All additions to indebtedness to related parties were used for general working capital purposes and for the repurchase of treasury stock.

               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARY
               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                Additions
                                                                        ---------------------------
                                                         Balance at                      Charges to                       Balance at
                                                         Beginning      Charges to          Other                           End of
                                                         of Period       Expenses         Accounts      Deductions          Period
                                                         ---------       ---------       ---------      ----------        ---------
FOR THE YEAR ENDED DECEMBER 31, 1997:
  Allowance for doubtful accounts                        $  84,000       $ 112,329       $    --         $(106,329)       $  90,000
                                                         =========       =========       =========       =========        =========

FOR THE YEAR ENDED DECEMBER 31, 1996:
  Allowance for doubtful accounts                        $  84,000       $ 114,175       $    --         $(114,175)       $  84,000
                                                         =========       =========       =========       =========        =========

FOR THE YEAR ENDED DECEMBER 31, 1995:
  Allowance for doubtful accounts                        $ 100,000       $  75,675       $    --         $ (91,675)       $  84,000
                                                         =========       =========       =========       =========        =========

               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARY
                      SCHEDULE IX -- SHORT-TERM BORROWINGS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                                                         Weighted
                                                                                       Maximum          Average          Average
                                                                                       Amount           Amount          Interest
                                                     Outstanding         Interest    Outstanding      Outstanding          Rate
                                                      Balance at       Rate at end   During the       During the        During the
          Borrowing Category                         End of Year         of Year        Year            Year(1)          Year(2)
          ------------------                         -----------         -------      --------         -------          -------
YEAR ENDED DECEMBER 31, 1997:
  Borrowings under lines-of-credit                     $100,000              9.5%     $145,500         $115,028             8.67%
                                                       ========         ========      ========         ========         ========

YEAR ENDED DECEMBER 31, 1996:
  Borrowings under lines-of-credit                     $ 50,000             9.25%     $150,000         $ 66,250             9.47%
                                                       ========         ========      ========         ========         ========

YEAR ENDED DECEMBER 31, 1995:
  Borrowings under lines-of-credit                     $ 35,000             9.50%     $235,000         $218,333             9.78%
                                                       ========         ========      ========         ========         ========

Notes:

(1)  Calculated as the average of month-end balances outstanding.

(2) Calculated as actual interest expense divided by the average amount outstanding during the year.