Form 10-Q
period 1998-03-31
FOUR CORNERS FINANCIAL CORP
filed 1998-05-15
CIK 230014

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----
         Exchange Act of 1934

For the quarterly period ended March 31, 1998

         Transition report pursuant to Section 13 or 15(d) of the Securities
-----
         Exchange Act of 1934

For the transition period from                      to
                               --------------------    -------------------------

Commission File Number                 0-8628
                       ---------------------------------------------------------

            FOUR CORNERS FINANCIAL CORPORATION (as of April 12,1988)
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                          22-2044086
--------------------------------------------------------------------------------
(State or other Jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                   370 East Avenue, Rochester, New York 14604
--------------------------------------------------------------------------------
               (Address of principal executive offices - Zip Code)

                                 (716) 454-2263
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


              (Former name, former address and former fiscal year,
--------------------------------------------------------------------------------
                          if changed since last report)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
                      ------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At May 13, 1998 there were 3,293,733 of the registrant's $.04 par value common stock outstanding.

                       FOUR CORNERS FINANCIAL CORPORATION

                                      INDEX



                                                                                                              Page
                                                                                                             Number
                                                                                                             ------

PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements (Unaudited)

                              Consolidated Balance Sheets as of                                                 1-2
                               March 31, 1998 (Unaudited) and
                               December 31, 1997

                              Consolidated Statements of Operations for the                                       3
                               Three Months Ended March 31, 1998 and 1997
                               (Unaudited)

                              Consolidated Statements of Changes in                                               4
                               Stockholders' Investment for the Three Months
                               Ended March 31, 1998 and 1997 (Unaudited)

                              Consolidated Statements of Cash Flows for the                                       5
                               Three Months Ended March 31, 1998 and 1997
                               (Unaudited)


                              Notes to Condensed Consolidated Financial                                        6-12
                               Statements (Unaudited)

                  Item 2.  Management's Discussion and Analysis of                                            13-14
                               Financial Condition and Results of Operations


PART II.          OTHER INFORMATION

                  Item 1.  Legal Proceedings                                                                     15

                  Item 2.  Changes in Securities                                                                 15

                  Item 3.  Default Upon Senior Securities                                                        15

                  Item 4.  Submission of Matters to a Vote of                                                    15
                               Security Holders

                  Item 5.  Other Information                                                                     15

                  Item 6.  Exhibits and Reports on Form 8-K                                                      15


SIGNATURE                                                                                                        16


PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements (Unaudited)





                       FOUR CORNERS FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997


                                     ASSETS


                                                                                March 31,        December 31,
                                                                                  1998               1997
                                                                                ---------        --------
                                                                              (Unaudited)
CURRENT ASSETS:
         Cash and equivalents                                                   $   29,074       $   92,623
         Cash - escrow deposits                                                     32,662          240,465
         Accounts receivable - trade, net of
          allowance for doubtful accounts of $90,000
          in 1998 and 1997                                                         670,251          573,623
         Prepaid expenses                                                            5,983            7,819
         Current portion of note receivable                                          2,500            3,750
                                                                                ----------       ----------

                  Total current assets                                             740,470          918,280
                                                                                ----------       ----------


TITLE PLANT                                                                        419,905          419,905
                                                                                ----------       ----------


PROPERTY AND EQUIPMENT, net of accumulated
 depreciation                                                                      114,663          110,240
                                                                                ----------       ----------



OTHER ASSETS                                                                         6,627            6,627
                                                                                ----------       ----------


                                                                                $1,281,665       $1,455,052
                                                                                ==========       ==========




        The accompanying notes are an integral part of these statements.

                       FOUR CORNERS FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997


                    LIABILITIES AND STOCKHOLDERS' INVESTMENT


                                                                                March 31,        December 31,
                                                                                  1998               1997
                                                                                ---------        --------
                                                                               (Unaudited)
CURRENT LIABILITIES:
         Line-of-credit                                                         $  100,000       $  100,000
         Current portion of notes payable                                          107,205          102,559
         Notes payable to officers/principal
          stockholders                                                              18,000           18,000
         Accounts payable                                                          374,969          373,843
         Accounts payable - related parties                                         14,086           19,907
         Escrow deposits                                                            32,662          240,465
         Accrued income taxes                                                        3,296            3,296
         Other accrued expenses                                                     38,967          107,779
                                                                                ----------       ----------

                  Total current liabilities                                        689,185          965,849
                                                                                ----------       ----------

LONG-TERM LIABILITIES:
         Notes payable, net of current portion                                      67,185           91,642
         Due to officer/principal stockholder                                       74,500           79,000
                                                                                ----------       ----------

                  Total long-term liabilities                                      141,685          170,642
                                                                                ----------       ----------

                  Total liabilities                                                830,870        1,136,491
                                                                                ----------       ----------

STOCKHOLDERS' INVESTMENT:
         Common stock, $.04 par value, 15,000,000
          shares authorized, 3,348,733 issued and
          3,293,733 outstanding in 1998 and 1997                                   133,752          133,752
         Additional paid-in-capital                                                835,402          835,402
         Accumulated deficit                                                      (487,734)        (619,968)
                                                                                ----------       ----------

                                                                                   481,420          349,186


         Less:  Treasury stock at cost                                            ( 30,625)        ( 30,625)
                                                                                ----------       ----------

                  Total stockholders' investment                                   450,795          318,561
                                                                                ----------       ----------

                                                                                $1,281,665       $1,455,052
                                                                                ==========       ==========



        The accompanying notes are an integral part of these statements.

                       FOUR CORNERS FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997




                                                                           1998                      1997
                                                                        -----------               -----------
                                                                        (Unaudited)               (Unaudited)
REVENUE:

         Title insurance premiums                                       $  355,508                $  243,400
         Abstract and appraisal fees                                       734,210                   541,049
                                                                        ----------                ----------

                                                                         1,089,718                   784,449
                                                                        ----------                ----------


DIRECT COSTS OF REVENUE:

         Title insurance                                                  ( 78,792)                 ( 68,572)
         Abstract and appraisal services                                  (130,273)                 ( 91,856)
                                                                        ----------               -----------

                                                                          (209,065)                 (160,418)
                                                                        ----------               -----------

                  Gross profit                                             880,653                   624,031


OPERATING EXPENSES:                                                       (738,786)                 (671,330)
                                                                        ----------                ----------

         Profit/(Loss) from operations                                     141,867                  ( 47,299)
                                                                        ----------                ----------


INTEREST, NET:                                                            (  9,633)                 ( 13,624)
                                                                        ----------                ----------



NET PROFIT/(LOSS)                                                       $  132,234                $ ( 60,923)
                                                                        ==========                ==========


NET PROFIT/(LOSS) PER SHARE                                             $      .04                $     (.02)
                                                                        ==========                ==========








        The accompanying notes are an integral part of these statements.

                       FOUR CORNERS FINANCIAL CORPORATION

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                                       ----- Common Stock -----                    Additional
                                                                                                                    Paid-in-
                                                                         Shares             Amount                   Capital
                                                                         ------             ------                   -------


BALANCE, December 31, 1996                                              3,293,733         $ 133,752                $ 835,402

         Net loss for the three months ended
          March 31, 1997 (Unaudited)                                          ---               ---                      ---
                                                                       ----------         ---------                ---------


BALANCE, March 31, 1997 (Unaudited)                                     3,293,733         $ 133,752                $ 835,402
                                                                       ==========         =========                =========


BALANCE, December 31, 1997                                              3,293,733         $ 133,752                $ 835,402

         Net profit for the three months ended
          March 31, 1998 (Unaudited)                                          ---               ---                      ---
                                                                       ----------         ---------                ---------


BALANCE, March 31, 1998 (Unaudited)                                     3,293,733         $ 133,752                $ 835,402
                                                                       ==========         =========                =========



                                                                                                                       Total
                                                                   Accumulated               Treasury              Stockholders'
                                                                     Deficit                  Stock                 Investment
                                                                     -------                  -----                 ----------



BALANCE, December 31, 1996                                         $(  822,206)             $  (30,625)            $  116,323

         Net loss for the three months ended
          March 31, 1997 (Unaudited)                                  ( 60,923)                   ---                ( 60,923)
                                                                   -----------              ---------              -----------


BALANCE, March 31, 1997 (Unaudited)                                $(  883,129)            $  (30,625)             $   55,400
                                                                   ===========              ==========             ==========


BALANCE, December 31, 1997                                         $(  619,968)            $  (30,625)             $  318,561

         Net profit for the three months ended
          March 31, 1998 (Unaudited)                                   132,234                    ---                 132,234
                                                                   -----------             ----------              ----------


BALANCE, March 31, 1998 (Unaudited)                                $(  487,734)            $  (30,625)             $  450,795
                                                                   ===========              ==========             ==========







        The accompanying notes are an integral part of these statements.

                       FOUR CORNERS FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                                           1998                      1997
                                                                        -----------               -----------
                                                                        (Unaudited)               (Unaudited)
CASH FLOW OPERATING ACTIVITIES:
   Net profit/(loss)                                                   $  132,234                $ ( 60,923)
   Adjustments to reconcile net loss to
    net cash flow from operating activities:
   Depreciation and amortization                                           12,680                    17,377
   Decrease/(increase) in accounts receivable                             (96,628)                   17,366
   Decrease/(increase) in other current assets                              3,086                   ( 2,977)
   Increase/(decrease) in accounts payable                                 (4,695)                   69,970
   Decrease in other current liabilities                                  (68,812)                  (31,707)
                                                                       ----------                ----------

         Net cash flow from operating activities                          (22,135)                    9,106
                                                                       -----------               ----------


CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of property and equipment,
    net of disposals                                                      (17,103)                      ---
   Decrease in other assets                                                   ---                     2,383
                                                                       ----------                ----------

         Net cash flow from investing activities                          (17,103)                    2,383
                                                                       -----------               ----------


CASH FLOW FROM FINANCING ACTIVITIES:
   Decrease in notes payable, net                                         (19,811)                  (25,246)
   Decrease in amount due to
    officer/principal stockholder                                         ( 4,500)                  ( 4,500)
                                                                       -----------               -----------

         Net cash flow from financing activities                          (24,311)                  (29,746)
                                                                       -----------               -----------


NET DECREASE IN CASH AND EQUIVALENTS:                                     (63,549)                  (18,257)



CASH AND EQUIVALENTS - beginning of period                                 92,623                    36,612
                                                                       ----------                ----------

CASH AND EQUIVALENTS - end of period                                   $   29,074                $   18,355
                                                                       ==========                ==========






        The accompanying notes are an integral part of these statements.

                       FOUR CORNERS FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1998 AND 1997

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

         There were no material temporary differences at December 31, 1997 or at March 31, 1998. Therefore, no deferred taxes have been provided.


 (6)     Escrow Deposits

         As a service to its customers, FCAC administers escrow deposits representing undisbursed amounts received for settlements of mortgage loans or property sales and indemnities against specific title risks. These funds, totalling $32,662 and $240,465 at March 31, 1998 and December 31, 1997, respectively, are recorded as both a current asset and a current liability in the accompanying consolidated balance sheets.

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

         The agreement also limits the Company's ability to make acquisitions, pay dividends and make capital expenditures, and requires the Company to submit certain financial information. At December 31, 1997 and 1996 the Company was not in compliance with certain of the covenants. Subsequent to year end, the Company obtained a waiver from the bank for these covenants as of December 31, 1997 and 1996.

                                                                                          March 31,               December 31,
         Notes payable consisted of the following:                                          1998                      1997
                                                                                          ---------               ------------
Note payable to Marine Midland Bank, due in monthly installments of $7,674 through October, 1997 and $6,230 through October, 1999 plus interest at the bank's prime rate plus 1.25%. This note is guaranteed by the officers/
stock-holders of the Company and is collateralized by substantially all of the
Company's assets.                                                                         $  111,146               $  134,167

Term note payable to a bank with monthly principal payment of $1,542 through
October, 1999, plus interest at the bank's prime rate plus 1%. The note is also guaranteed by the officers/stockholders of the Company and is collateralized by
substantially all of the Company's assets.                                                $   26,912                $  30,000

Various notes payable in aggregate monthly installments of $1,116 and $1,425 for
December 1997 and March 1998 respectively, including interest at rates ranging from 9.5% to 11.5%. These notes mature through October 2000 and are
collateralized by the related equipment.                                                      36,332                   30,034
                                                                                          -----------               ----------
                                                                                             174,390                  194,201
Less:  Current Portion                                                                      (107,205)                (102,559)
                                                                                          -----------               ----------
                                                                                          $   67,185                $  91,642
                                                                                          ===========               ==========

(8)      Lines-of-Credit

         The Company may borrow up to $100,000 under the terms of an unsecured line-of-credit. Amounts borrowed bear interest at the bank's prime interest rate plus 1%. Borrowings under this line-of-credit are personally guaranteed by the Company's principal officers/stockholders. At December 31, 1997 and March 31, 1998, there was $100,000 outstanding under the terms of this line-of-credit.

         During 1997 the Company had a second line-of-credit for $50,000 with another bank. The $37,000 outstanding principal balance was restructured during November, 1997 into a term note payable.


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

         The Company did not have any outstanding options under the 1992 plan as of March 31, 1998 and December 31, 1997.

(10)     Related Party Transactions

         Due to Officers/Principal Stockholders -

         During 1997, 1996 and 1995, one of the Company's principal officers/ stock-holders made advances to the Company. These advances were $97,000, $234,500 and 227,500 at December 31, 1997, 1996 and 1995,
         respectively. Amounts borrowed bear interest at the prime rate plus 3% and repayment is subordinated to the amounts outstanding under all other bank debt agreements. Principal repayment in future years is scheduled for $18,000 per year.


         Note Payable to Officers/Principal Stockholders -

         At December 31, 1997 and 1996 the Company owed approximately $4,907 and $3,300 respectively to a law firm for which the Company's principal stockholder is a partner for legal fees paid on behalf of the Company. These amounts have been included in accounts payable to related parties for these periods on the accompanying balance sheets.


         Office Lease Commitment -

         The Company leases its Rochester facility from a party related through common management. The Company has a five year lease agreement through June 30, 2000 at an annual rental of $72,000. Rent and common area charges were approximately $72,000 in 1997, 1996 and 1995, respectively. The Company owed approximately $15,000 and $18,100 for unpaid rent at December 31, 1997 and 1996, respectively. During 1997, total unpaid rent of $18,100 was forgiven by another related party. This amount has been reflected as an extraordinary item, net of income taxes, of $4,000.

         Significant Customer -

         In each of 1997, 1996 and 1995, approximately 8%, 4% and 4% respectively of revenue was derived from a related party.



(11)     Lease Commitments

         FCAC leases other office facilities under lease agreements expiring through December, 2002.

         Minimum lease payments under non-cancelable lease agreements are as follows at December 31, 1996:

                  1998........................................   103,101
                  1999........................................    42,771
                  2000 .......................................    28,046
                  2001 .......................................    28,046
                  2002........................................    28,046
                                                               ---------

                                                               $ 230,010
                                                               =========

         Rent expense related to these operating leases was approximately $126,101, $121,000 and $124,000 for the years ended December 31, 1997,
         1996 and 1995, respectively.




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

During the first three months of 1998, cash reserves of $92,623 were sufficient to fund negative cash flows from operating, investing and financing activities of $22,135, $17,103 and $24,311, respectively.


Cash Flow from Operations: The Company had a negative cash flow from operating activities through the first three months of 1998 of $22,135 compared to a positive cash flow of $9,106 for the same period in 1997. Despite the significant amount of net profit shown in the first three months of 1998, a sizeable increase in accounts receivable and a corresponding decrease in accounts payable more than offset the positive cash flow effect from net income.


Cash Flow from Investing Activities: The Company incurred capital expenditures of $17,103 during the first three months of 1998 related to capital improvements or equipment for the Rochester corporate office building. The Company made no title plant investment during the first quarter of 1998. At March, 31, 1998, the Company had no material purchase commitments.


Cash Flow from Financing Activities: Primary cash flows from financing activities relate to changes in financing under lines-of-credit, notes payable and advances made by principal stockholders. Despite the effort to support the ongoing operations during the first quarter of 1998, the Company was able to repay a portion of its borrowings from its principal officer/stockholder by $4,500. Additional borrowings of $19,811 were repaid during the same period of the 1998 calendar year. Approximately the same amounts were repaid for the same period of the previous year. This negative cash flow was adequately funded through the cash reserve available at the beginning of 1998.

The Company expects that the cash flow generated from operations and bank lines-of-credit currently available will be adequate to meet its working capital and capital expenditure needs for the remainder of 1998.

Results of Operations

Total revenue for the first three months of 1998 were $1,089,718 as compared to $784,449 for the same three month period in 1997. This increase of $305,269 or 39% resulted from the recent activity upstart in housing sales and other general economic conditions. The revenues generated from title insurance premiums increased by 46% to $355,508 for the first quarter. A similar increase was recognized in the area of abstract and appraisal fees. These revenues increased 36% from $541,049 in 1997 to $734,210 in 1998.

Due to the increased sales order volume in areas where the Company does business, as well as a reduction in internal staffing, the need for subcontractor services for title abstract and appraisal orders escalated during the first three months of 1998. Accordingly, total direct costs of revenues increased by 30% from $160,418 in 1997 to $209,065 in 1998. As a result of the large increase in revenues, gross profit for the quarter ended March 31, 1998 was $880,653 or 80.8% of revenues as compared to $624,031 or 79.6% of revenues for the same quarter of the preceding year. Operating expenses for the quarter ended March 31, 1998 were $738,786 as compared to $671,330 for the same period in 1996. This increase of 10% is primarily due to an increase in the variable expenses which are driven by increased sales volumes. The Company anticipates an increase in revenues and stable operating costs during the remaining quarters of 1998 which would further enhance the sizeable net profit incurred in the first quarter of the 1998 calendar year.

The Company's ratio of current assets to current liabilities at March 31, 1998 and December 31, 1997 was 1.07:1 and .95:1, respectively. Accordingly, the Company had a working capital surplus of $51,285 as of March 31, 1998 compared to a deficit of $47,569 as of December 31, 1997.

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




                                        FOUR CORNERS FINANCIAL CORPORATION



Date May 15, 1998                   By  /s/ William S. Gagliano
     --------------------               -------------------------------------
                                         William S. Gagliano
                                         Executive Vice President and
                                         Chief Accounting Officer