Form 10-Q
period 1998-06-30
FOUR CORNERS FINANCIAL CORP
filed 1998-08-14
CIK 230014

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the quarterly period ended June 30, 1998

         Transition report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the transition period from __________________ to ____________________

Commission File Number                 0-8628
                       --------------------------------------------------


           FOUR CORNERS FINANCIAL CORPORATION (as of April 12, 1988)
  -------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


         Delaware                                          22-2044086
  -------------------------------------------------------------------------
(State or other Jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


                  370 East Avenue, Rochester, New York 14604
  -------------------------------------------------------------------------
              (Address of principal executive offices - Zip Code)


                                (716) 454-2263
  -------------------------------------------------------------------------
             (Registrant's Telephone Number, including Area Code)


  -------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

At August 5, 1998 there were 3,293,731 of the registrant's $.04 par value common stock outstanding.

                      FOUR CORNERS FINANCIAL CORPORATION

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of                         1-2
                   June 30, 1998 (Unaudited) and
                   December 31, 1997

                  Consolidated Statements of Operations for the             3-4
                   Three Months and Six Months Ended June 30, 1998 and 1997 (Unaudited)

                  Consolidated Statements of Changes in                       5
                   Stockholders' Investment for the Six Months
                   Ended June 30, 1998 and 1997 (Unaudited)

                  Consolidated Statements of Cash Flows for the               6
                   Six Months Ended June 30, 1998 and 1997
                   (Unaudited)

                  Notes to Condensed Consolidated Financial                7-13
                   Statements (Unaudited)

         Item 2.  Management's Discussion and Analysis of                 14-15
                   Financial Condition and Results of Operations

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                          16

         Item 2.  Changes in Securities                                      16

         Item 3.  Default Upon Senior Securities                             16

         Item 4.  Submission of Matters to a Vote of                         16
                    Security Holders

         Item 5.  Other Information                                          16

         Item 6.  Exhibits and Reports on Form 8-K                           16


SIGNATURE                                                                    17

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                      FOUR CORNERS FINANCIAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1998 AND DECEMBER 31, 1997

                                    ASSETS

                                                         June 30,  December 31,
                                                           1998       1997
                                                        ---------  ------------
                                                       (Unaudited)

CURRENT ASSETS:
  Cash and equivalents                                 $  191,094    $   92,623
  Cash - escrow deposits                                2,129,511       240,465
  Accounts receivable - trade, net of
   allowance for doubtful accounts of $174,000
   and $90,000 in 1998 and 1997, respectively             679,956       573,623
  Prepaid expenses                                          6,508         7,819
  Current portion of note receivable                        1,250         3,750
                                                       ----------    ----------

           Total current assets                         3,008,319       918,280
                                                       ----------    ----------

TITLE PLANT                                               419,905       419,905
                                                       ----------    ----------

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation                                             154,245       110,240
                                                       ----------    ----------

OTHER ASSETS                                                6,627         6,627
                                                       ----------    ----------

                                                       $3,589,096    $1,455,052
                                                       ==========    ==========

       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1998 AND DECEMBER 31, 1997

                   LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                         June 30,  December 31,
                                                           1998       1997
                                                        ---------  ------------
                                                       (Unaudited)

CURRENT LIABILITIES:

  Line-of-credit                                       $  100,000    $  100,000
  Current portion of notes payable                        120,936       102,559
  Current portion of capital leases                        10,221           --
  Notes payable to officers/principal
   stockholders                                            18,000        18,000
  Accounts payable                                        280,487       373,843
  Accounts payable - related parties                          --         19,907
  Escrow deposits                                       2,129,511       240,465
  Accrued income taxes                                      3,296         3,296
  Other accrued expenses                                   62,487       107,779
                                                       ----------    ----------

           Total current liabilities                    2,724,938       965,849
                                                       ----------    ----------

LONG-TERM LIABILITIES:

  Notes payable, net of current portion                    22,456        91,642
  Capital leases, net of current portion                   34,556           --
  Due to officer/principal stockholder                     70,000        79,000
                                                       ----------    ----------

           Total long-term liabilities                    127,012       170,642
                                                       ----------    ----------

           Total liabilities                            2,851,950     1,136,491
                                                       ----------    ----------

STOCKHOLDERS' INVESTMENT:

  Common stock, $.04 par value, 15,000,000
   shares authorized, 3,348,731 issued and
   3,293,731 outstanding in 1998 and 1997                 133,752       133,752
  Additional paid-in-capital                              835,402       835,402
  Accumulated deficit                                    (201,383)     (619,968)
                                                       ----------    ----------

                                                          767,771       349,186

  Less:  Treasury stock at cost                          ( 30,625)     ( 30,625)
                                                       ----------    ----------

           Total stockholders' investment                 737,146       318,561
                                                       ----------    ----------

                                                       $3,589,096    $1,455,052
                                                       ==========    ==========

       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997


                                                           1998       1997
                                                        ---------  ------------
                                                       (Unaudited)  (Unaudited)

REVENUE:

         Title insurance premiums                      $  541,783    $  316,949
         Abstract and other fees                          871,785       697,301
                                                       ----------    ----------

                                                        1,413,568     1,014,250
                                                       ----------    ----------

DIRECT COSTS OF REVENUE:

         Title insurance                                 (115,024)     ( 81,325)
         Abstract and other services                     (151,243)     (106,680)
                                                       ----------    ----------

                                                         (266,267)     (188,005)
                                                       ----------    ----------

                  Gross profit                          1,147,301       826,245

OPERATING EXPENSES:                                      (850,793)     (644,257)
                                                       ----------    ----------

         Income from operations                           296,508       181,988
                                                       ----------    ----------

INTEREST, NET:                                           ( 10,159)     ( 12,833)
                                                       ----------    ----------

NET INCOME                                             $  286,349    $  169,155
                                                       ==========    ==========

NET INCOME PER SHARE                                   $      .09    $      .05
                                                       ==========    ==========

       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                           1998       1997
                                                        ---------  ------------
                                                       (Unaudited)  (Unaudited)

REVENUE:

         Title insurance premiums                      $  897,292    $  560,350
         Abstract and other fees                        1,605,995     1,238,349
                                                       ----------    ----------

                                                        2,503,287     1,798,699
                                                       ----------    ----------

DIRECT COSTS OF REVENUE:

         Title insurance                                 (193,817)     (149,897)
         Abstract and other services                     (281,514)     (198,526)
                                                       ----------    ----------

                                                         (475,331)     (348,423)
                                                       ----------    ----------

                  Gross profit                          2,027,956     1,450,276

OPERATING EXPENSES:                                    (1,589,579)   (1,315,587)
                                                       ----------    ----------

         Income from operations                           438,377       134,689
                                                       ----------    ----------

INTEREST, NET:                                           ( 19,792)     ( 26,457)
                                                       ----------    ----------

NET INCOME                                             $  418,585    $  108,232
                                                       ==========    ==========

NET INCOME PER SHARE                                   $      .13    $      .03
                                                       ==========    ==========


       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT

                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                          --- Common Stock ---   Additional                              Total
                                                                  Paid-in-   Accumulated   Treasury   Stockholders'
                                            Shares     Amount      Capital     Deficit       Stock     Investment
                                            ------     ------    ----------  -----------   --------   -------------
BALANCE, December 31, 1996                3,293,731  $ 133,752    $ 835,402  $ (822,206)  $ (30,625)   $ 116,323

  Net income for the six months ended
   June 30, 1997 (Unaudited)                   --          --          --       108,232         --       108,232
                                         ----------  ---------    ---------  ----------   ---------    ---------

BALANCE, June 30, 1997 (Unaudited)        3,293,731  $ 133,752    $ 835,402  $ (713,974)  $ (30,625)   $ 224,555
                                         ==========  =========    =========  ==========   =========    =========

BALANCE, December 31, 1997                3,293,731  $ 133,752    $ 835,402  $ (619,968)  $ (30,625)   $ 318,561

  Net income for the six months ended
   June 30, 1998 (Unaudited)                   --         --           --       418,585          --      418,585
                                         ----------  ---------    ---------  ----------   ---------    ---------

BALANCE, June 30, 1998 (Unaudited)        3,293,731  $ 133,752    $ 835,402  $ (201,383)  $ (30,625)   $ 737,146
                                         ==========  =========    =========  ==========   =========    =========

       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                                             1998            1997
                                                          -----------     -----------
                                                          (Unaudited)     (Unaudited)

CASH FLOW OPERATING ACTIVITIES:
   Net income                                             $  418,585       $  108,232
   Adjustments to reconcile net loss to
    net cash flow from operating activities:
   Depreciation and amortization                              26,905           32,489
   Increase in accounts receivable                         ( 106,333)        ( 85,108)
   Decrease/(increase) in other current assets                 3,811         (  2,228)
   Increase/(decrease) in accounts payable                 ( 113,263)          17,636
   Decrease in other current liabilities                   (  45,292)        ( 30,236)
                                                          ----------       ----------

         Net cash flow from operating activities             184,413           40,785
                                                          ----------       ----------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of property and equipment,
    net of disposals                                       (  70,910)           1,488
   Investment in cash value life insurance                       --            18,618
   Decrease in other assets                                      --             2,383
                                                          ----------       ----------

         Net cash flow from investing activities           (  70,910)          22,489
                                                          ----------       ----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Decrease in line-of-credit                                    --            (2,000)
   Decrease in notes payable, net                          (  50,809)       (  49,604)
   Increase in obligations under capital leases               44,777              --
   Decrease in amount due to
    officer/principal stockholder                          (   9,000)       (  28,118)
                                                          ----------       ----------

         Net cash flow from financing activities           (  15,032)       (  79,722)
                                                          ----------       ----------

NET DECREASE IN CASH AND EQUIVALENTS:                      (  98,471)       (  16,448)

CASH AND EQUIVALENTS - beginning of period                    92,623           36,612
                                                          ----------       ----------

CASH AND EQUIVALENTS - end of period                      $  191,094       $   20,164
                                                          ==========       ==========

       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1998 AND 1997

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

         The Company also performs title abstract research and provides appraisals on real properties under an exclusive arrangement with a local appraisal company. Abstract revenue is recognized as earned. Direct costs of abstract and appraisal revenue reflects the cost of work performed by subcontractors in geographical areas where the Company does not maintain an office, among other direct costs.

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

         There were no material temporary differences at December 31, 1997 or at June 30, 1998. Therefore, no deferred taxes have been provided.

 (6)     Escrow Deposits

         As a service to its customers, FCAC administers escrow deposits representing undisbursed amounts received for settlements of mortgage loans or property sales and indemnities against specific title risks. These net funds, totalling $2,129,511 and $240,465 at June 30, 1998 and December 31, 1997, respectively, are recorded as both a current asset and a current liability in the accompanying consolidated balance sheets.

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

         Notes payable consisted of the following:        June 30,  December 31,
                                                            1998        1997
                                                          --------  ------------
         Note payable to Marine Midland Bank, due
         in monthly installments of $7,674 through
         October, 1997 and $6,230 through October,
         1999 plus interest at the bank's prime
         rate plus 1.25%. This note is guaranteed
         by the officers/ stockholders of the
         Company and is collateralized by
         substantially all of the Company's assets.     $   88,125   $  134,167

         Term note payable to a bank with monthly
         principal payment of $1,542 through
         October, 1999, plus interest at the bank's
         prime rate plus 1%. The note is also
         guaranteed by the officers/stockholders of
         the Company and is collateralized by
         substantially all of the Company's assets.     $   22,287   $   30,000

         Various notes payable in aggregate monthly
         installments of $1,116 and $1,425 for
         December 1997 and March 1998 respectively,
         including interest at rates ranging from
         9.5% to 11.5%. These notes mature through
         October 2000 and are collateralized by the
         related equipment.                                 32,980       30,034
                                                        ----------   ----------
                                                           143,392      194,201

         Less:  Current Portion                           (120,936)    (102,559)
                                                        ----------   ----------
                                                        $   22,456   $   91,642
                                                        ==========   ==========

         Obligations Under Capital Leases -

         The Company has entered into several capital lease agreements for equipment. These obligations consist of the following:

                                                          June 30,  December 31,
                                                            1998        1997
                                                          --------  ------------

         Various leases payable in aggregate
         monthly installments of $1,258 including
         interest at rates ranging from 11.63% to
         12.16%. These leases mature through March,
         2002 and are collateralized by the
         equipment.                                     $ 44,777     $    --

         Less:  Current Portion                          (10,221)         --
                                                        --------     ---------
                                                        $ 34,556     $    --
                                                        ========     =========
(8)      Lines-of-Credit

         The Company may borrow up to $100,000 under the terms of an unsecured line-of-credit. Amounts borrowed bear interest at the bank's prime interest rate plus 1%. Borrowings under this line-of-credit are personally guaranteed by the Company's principal officers/stockholders. At December 31, 1997 and June 30, 1998, there was $100,000 outstanding under the terms of this line-of-credit.

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

         Options issued under the 1992 and 1988 Plans expire in 1995. No further options will be granted under the 1988 Plan. The Company has reserved 647,500 common shares for issuance under the 1992 plan. The Company did not have any outstanding options under the 1992 plan as of June 30, 1998 and December 31, 1997.

(10)     Related Party Transactions

         Due to Officers/Principal Stockholders -

         During 1997, 1996 and 1995, one of the Company's principal officers/ stockholders made advances to the Company. These advances were $97,000, $234,500 and 227,500 at December 31, 1997, 1996 and 1995,
         respectively. Amounts borrowed bear interest at the prime rate plus 3% and repayment is subordinated to the amounts outstanding under all other bank debt agreements. Principal repayment in future years is scheduled for $18,000 per year.

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

(11)     Lease Commitments

         FCAC leases other office facilities under lease agreements expiring through December, 2002.

         Minimum lease payments under non-cancelable lease agreements are as follows at December 31, 1997:

                1998........................................   103,101
                1999........................................    42,771
                2000........................................    28,046
                2001........................................    28,046
                2002........................................    28,046
                                                              --------

                                                              $230,010
                                                              ========

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

During the first six months of 1998, cash reserves of $92,623 and cash flow from operating activities of $184,413 were sufficient to fund the Company's negative cash flow from investing and financing activities of $70,910 and 15,032, respectively.

Cash Flow from Operations: The Company had positive cash flow from operating activities through the first six months of 1998 of $184,413 compared to $40,785 for the same period in 1997. This increase in total operating cash flow was primarily due to a large increase in net income relative to that of the prior year. This net income of $418,585 in 1998 was nearly three times greater than 1997's amount of $108,232.

Cash Flow from Investing Activities: The Company incurred capital expenditures of $70,910 during the first six months of 1998 related to capital improvements or equipment for the Rochester corporate office building. The Company made no title plant investment during the first two quarters of 1998. At June, 30, 1998, the Company had no material purchase commitments.

Cash Flow from Financing Activities: Primary cash flows from financing activities relate to changes in financing under lines-of-credit, notes payable and advances made by principal stockholders. Despite the effort to support the ongoing operations during the first six months of 1998, the Company was able to repay a portion of its borrowings from its principal officer/stockholder by $9,000. Additional borrowings of $50,809 under notes payable arrangements were repaid during the same period of the 1998 calendar year. Approximately the same amounts were repaid for the same period of the previous year. Unlike in the 1997 year, the Company incurred additional borrowings in 1998 under capital lease arrangements in the amount of $44,777. This total negative cash flow was adequately funded through the cash reserve available at the beginning of 1998 as well as through the significant amount of cash flow from operations.

The Company expects that the cash flow generated from operations and bank lines-of-credit currently available will be adequate to meet its working capital and capital expenditure needs for the remainder of 1998.

Results of Operations

Total revenues for the first six months of 1998 were $2,503,287 as compared to $1,798,699 for the same six month period of 1997. This increase of $704,588 or 39% resulted from the recent activity upstart in housing sales and other general economic conditions. The revenues generated from title insurance premiums increased by 60% to $897,292 as compared to $560,350 for the first two quarters of the 1997 calendar year. Revenues from abstract and appraisal fees also increased significantly in 1998 by $367,646 to $1,605,995. This compares to revenues of $1,238,349 for the same period in 1997.

                     REAL ESTATE ACTIVITIES AND RESULTANT

Due to increased real estate activities and Resultant sales order volume in areas where the Company does business, the need for subcontractor services for title, abstract and other orders escalated during the first six months of 1998. Accordingly, total direct costs of revenues increased by 36% from $348,423 in 1997 to $475,331 in 1998. As a result of this large increase in revenue, gross profit for the first two quarters ended June 30, 1998 was $2,027,956 or 81.0% of revenues as compared to $1,450,276 or 80.1% of revenues for the same quarters of the previous year. Operating expenses for the first half of the 1998 calendar year amounted to $1,589,579 or 63.5% of revenues as compared to $1,315,587 or 73.1% of revenues for the same six months in 1997. This increase of 20.8% is primarily due to an increase in the variable expenses which are driven by increased sales volumes. The Company anticipates an increase in revenues and stable operating costs during the remaining quarters of 1998 which would further enhance the sizeable net profit realized in the first half of the 1998 calendar year.

The Company's ratio of current assets to current liabilities at June 30, 1998 and December 31, 1997 was 1.10:1 and .95:1, respectively. Accordingly, the Company had a working capital surplus of $283,381 as of June 30, 1998 compared to a deficit of $47,569 as of December 31, 1997.

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

Date    August 13, 1998             By /s/ William S. Gagliano
     ---------------------------       ---------------------------------------
                                       William S. Gagliano
                                       Executive Vice President and
                                       Chief Accounting Officer