Form 10-Q
period 1998-09-30
FOUR CORNERS FINANCIAL CORP
filed 1998-11-16
CIK 230014

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the quarterly period ended September 30, 1998

         Transition report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the transition period from                      to
                               ---------------------  -------------------------

Commission File Number                 0-8628
                      ---------------------------------------------------------

           FOUR CORNERS FINANCIAL CORPORATION (as of April 12, 1988)
------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

         Delaware                                          22-2044086
------------------------------------------------------------------------------
(State or other Jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                  370 East Avenue, Rochester, New York 14604
------------------------------------------------------------------------------
              (Address of principal executive offices - Zip Code)

                                (716) 454-2263
------------------------------------------------------------------------------
             (Registrant's Telephone Number, including Area Code)


------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No
                                --------     --------

                     APPLICABLE ONLY TO CORPORATE ISSUERS
                     ------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At November 12, 1998 there were 3,293,403 of the registrant's $.04 par value common stock outstanding.

                      FOUR CORNERS FINANCIAL CORPORATION
                      ----------------------------------

                                     INDEX
                                     -----

                                                                                                           Page
                                                                                                          Number
                                                                                                          ------
PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements (Unaudited)

                              Consolidated Balance Sheets as of                                             1-2
                               September 30, 1998 (Unaudited) and
                               December 31, 1997

                              Consolidated Statements of Operations for the                                 3-4
                               Three Months and Nine Months Ended September 30,
                               1998 and 1997 (Unaudited)

                              Consolidated Statements of Changes in                                           5
                               Stockholders' Investment for the Nine Months
                               Ended September 30, 1998 and 1997 (Unaudited)

                              Consolidated Statements of Cash Flows for the                                   6
                               Nine Months Ended September 30, 1998 and 1997
                               (Unaudited)

                              Notes to Condensed Consolidated Financial                                    7-13
                               Statements (Unaudited)

                  Item 2.  Management's Discussion and Analysis of                                        14-15
                               Financial Condition and Results of Operations

PART II.          OTHER INFORMATION

                  Item 1.  Legal Proceedings                                                                 16

                  Item 2.  Changes in Securities                                                             16

                  Item 3.  Default Upon Senior Securities                                                    16

                  Item 4.  Submission of Matters to a Vote of                                                16
                               Security Holders

                  Item 5.  Other Information                                                                 16

                  Item 6.  Exhibits and Reports on Form 8-K                                                  16

SIGNATURE                                                                                                    17

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.           Financial Statements (Unaudited)

                      FOUR CORNERS FINANCIAL CORPORATION
                      ----------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                   ----------------------------------------

                                    ASSETS
                                    ------

                                                                               September 30,    December 31,
                                                                                  1998             1997
                                                                                -----------      ----------
                                                                               (Unaudited)
CURRENT ASSETS:
         Cash and equivalents                                                   $  270,402       $   92,623
         Cash - escrow deposits                                                    304,866          240,465
         Accounts receivable - trade, net of
          allowance for doubtful accounts of $174,000
          and $90,000 in 1998 and 1997, respectively                               519,262          573,623
         Prepaid expenses                                                            2,985            7,819
         Current portion of note receivable                                            ---            3,750
                                                                                ----------       ----------

                  Total current assets                                           1,097,515          918,280
                                                                                ----------       ----------

TITLE PLANT                                                                        419,905          419,905
                                                                                ----------       ----------

PROPERTY AND EQUIPMENT, net of accumulated
         depreciation                                                              174,645          110,240
                                                                                ----------       ----------

OTHER ASSETS:
         Other assets                                                                6,627            6,627
                                                                                ----------       ----------

                                                                                $1,698,692       $1,455,052
                                                                                ==========       ==========


       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION
                      ----------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                   ----------------------------------------

                   LIABILITIES AND STOCKHOLDERS' INVESTMENT
                   ----------------------------------------

                                                                               September 30,    December 31,
                                                                                  1998               1997
                                                                                -----------      ----------
                                                                               (Unaudited)
CURRENT LIABILITIES:
         Line-of-credit                                                         $   90,000       $  100,000
         Current portion of notes payable                                           21,257          102,559
         Current portion of obligations under
          capital leases                                                            10,529              ---
         Notes payable to officers/principal
          stockholders                                                              18,000           18,000
         Accounts payable                                                          256,020          373,843
         Accounts payable - related parties                                            -0-           19,907
         Escrow deposits                                                           304,866          240,465
         Accrued income taxes                                                        3,296            3,296
         Other accrued expenses                                                     40,499          107,779
                                                                                ----------       ----------

                  Total current liabilities                                        744,467          965,849
                                                                                ----------       ----------

LONG-TERM LIABILITIES:
         Notes payable, net of current portion                                      32,154           91,642
         Obligations under capital leases, net
          of current portion                                                        31,805              ---
         Due to officer/principal stockholder                                       43,000           79,000
                                                                                ----------       ----------

                  Total long-term liabilities                                      106,959          170,642
                                                                                ----------       ----------

                  Total liabilities                                                851,426        1,136,491
                                                                                ----------       ----------

STOCKHOLDERS' INVESTMENT:
         Common stock, $.04 par value, 15,000,000
          shares authorized, 3,348,403 issued and
          3,293,403 outstanding in 1998 and 1997                                   133,752          133,752
         Additional paid-in-capital                                                835,402          835,402
         Accumulated deficit                                                       (91,263)        (619,968)
                                                                                -----------      ----------

                                                                                   877,891          (30,625)

         Less:  Treasury stock at cost                                             (30,625)         (30,625)
                                                                                -----------      ----------

                  Total stockholders' investment                                   847,266          318,561
                                                                                -----------      ----------

                                                                                $1,698,692       $1,455,052
                                                                                ==========       ==========

       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION
                      ----------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
            ------------------------------------------------------

                                                                           1998                      1997
                                                                        ----------                ----------
                                                                        (Unaudited)               (Unaudited)
REVENUE:

         Title insurance premiums                                       $  576,879                $  388,884
         Abstract and other fees                                           869,357                   577,979
                                                                        ----------                ----------

                                                                         1,446,236                   966,863
                                                                        ----------                ----------

DIRECT COSTS OF REVENUE:

         Title insurance                                                  (147,939)                  (73,395)
         Abstract and other services                                      (127,999)                 (130,514)
                                                                        ----------               -----------

                                                                          (275,938)                 (203,909)
                                                                        ----------               -----------

                  Gross profit                                           1,170,298                   762,954

OPERATING EXPENSES:                                                       (921,302)                 (656,633)
                                                                        ----------                ----------

         Income from operations                                            248,996                   106,321
                                                                        ----------                ----------

INTEREST, NET:                                                              (7,336)                  (11,008)
                                                                        ----------                ----------

NET INCOME BEFORE TAXES                                                    241,660                       ---

PROVISION FOR INCOME TAXES                                                (131,102)                      ---
                                                                       -----------                ----------

NET INCOME                                                             $   110,558                $   95,313
                                                                       ===========                ==========

NET INCOME PER SHARE                                                   $       .03                $      .03
                                                                       ===========                ==========


       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION
                      ----------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
             -----------------------------------------------------

                                                                           1998                      1997
                                                                        -----------               -----------
                                                                        (Unaudited)               (Unaudited)
REVENUE:

         Title insurance premiums                                       $1,474,172                $  929,437
         Abstract and other fees                                         2,475,351                 1,836,125
                                                                        ----------                ----------

                                                                         3,949,523                 2,765,562
                                                                        ----------                ----------

DIRECT COSTS OF REVENUE:

         Title insurance                                                  (429,453)                 (224,042)
         Abstract and other services                                      (321,816)                 (328,290)
                                                                        ----------               -----------

                                                                          (751,269)                 (552,332)
                                                                        ----------               -----------

                  Gross profit                                           3,198,254                 2,213,230

OPERATING EXPENSES:                                                     (2,506,604)               (1,972,220)
                                                                        ----------                ----------

         Income from operations                                            691,650                   241,010
                                                                        ----------                ----------

INTEREST, NET:                                                             (27,128)                  (37,465)
                                                                        ----------                ----------

NET INCOME BEFORE TAXES                                                    664,522                       ---

PROVISION FOR INCOME TAXES                                                (135,817)                      ---
                                                                       -----------                ----------

NET INCOME                                                              $  528,705                $  203,545
                                                                        ==========                ==========

NET INCOME PER SHARE                                                    $      .16                $      .06
                                                                        ==========                ==========

       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION
                      ----------------------------------

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
        --------------------------------------------------------------

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
             -----------------------------------------------------

                                                    ----- Common Stock -----    Additional                                 Total
                                                                                 Paid-in-     Accumulated   Treasury   Stockholders'
                                                      Shares        Amount       Capital       Deficit       Stock       Investment
                                                    ----------    ---------    ---------     -----------   ----------  -----------
BALANCE, December 31, 1996                           3,293,403    $ 133,752    $ 835,402     $  (822,206)   $ (30,625)    $  116,323

         Net income for the nine months ended
          September 30, 1997 (Unaudited)                   ---          ---          ---         203,545           ---       203,545
                                                    ----------    ---------    ---------     ------------   ----------    ----------


BALANCE, September 30, 1997 (Unaudited)              3,293,403    $ 133,752    $ 835,402     $  (618,661)   $  (30,625)   $  319,868
                                                    ==========    =========    =========     ===========    ==========    ==========


BALANCE, December 31, 1997                           3,293,403    $ 133,752    $ 835,402     $  (619,968)   $  (30,625)   $  318,561

         Net income for the nine months ended
          September 30, 1998 (Unaudited)                   ---          ---          ---         528,705         ---         528,705
                                                    ----------    ---------    ---------     -----------    ----------    ----------


BALANCE, September 30, 1998 (Unaudited)              3,293,403    $ 133,752    $ 835,402     $   (91,263)   $  (30,625)   $  847,266
                                                    ==========    =========    =========     ===========    ==========    ==========


       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION
                      ----------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
             -----------------------------------------------------

                                                                           1998                      1997
                                                                        -----------               -----------
                                                                        (Unaudited)               (Unaudited)
CASH FLOW OPERATING ACTIVITIES:
   Net income                                                          $  528,705                $  203,545
   Adjustments to reconcile net loss to
    net cash flow from operating activities:
   Depreciation and amortization                                           41,445                    46,654
   Decrease/(increase) in accounts receivable                              54,361                   (49,590)
   Decrease/(increase) in other current assets                              8,584                    (1,674)
   Decrease in accounts payable                                          (137,730)                  (70,826)
   Decrease in other current liabilities                                  (67,280)                  (29,622)
                                                                       ----------                ----------

         Net cash flow from operating activities                          428,085                    98,487
                                                                       ----------                ----------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of property and equipment,
    net of disposals                                                     (105,850)                   (9,292)
   Decrease in other assets                                                   ---                     2,134
   Divestiture of cash value of life insurance                                ---                    18,618
                                                                       ----------                ----------

         Net cash flow from investing activities                         (105,850)                   11,460
                                                                       ----------                ----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Decrease in notes payable, net                                        (140,790)                  (63,361)
   Increase in obligations under
    capital leases, net                                                    42,334                       ---
   Increase/(decrease) in line-of-credit                                  (10,000)                  (10,000)
   Increase/(decrease) in amount due to
    officer/principal stockholder                                         (36,000)                  (32,618)
                                                                       ----------                ----------

         Net cash flow from financing activities                         (144,456)                 (105,979)
                                                                       ----------                ----------

NET INCREASE IN CASH AND EQUIVALENTS:                                     177,779                     3,968

CASH AND EQUIVALENTS - beginning of period                                 92,623                    36,612
                                                                       ----------                ----------

CASH AND EQUIVALENTS - end of period                                   $  270,402                $   40,580
                                                                       ==========                ==========

       The accompanying notes are an integral part of these statements.

                      FOUR CORNERS FINANCIAL CORPORATION
                      ----------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                          SEPTEMBER 30, 1998 AND 1997
                          ---------------------------

                                  (Unaudited)

 (1)     General
         -------
         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate in order that the information presented is not misleading. All adjustments for a fair presentation of financial information contained herein have been made.

 (2)     Organization
         ------------

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

 (3)     Summary of Significant Accounting Policies
         ------------------------------------------

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

         ------------------------------------------------------

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

 (4)     Acquisitions
         ------------

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

 (5)     Income Taxes
         ------------

         During 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 requires an asset and a liability approach to measuring deferred income taxes. Previous standards required an income statement approach.

         There were no material temporary differences at December 31, 1997 or at September 30, 1998. Therefore, no deferred taxes have been provided.

 (6)     Escrow Deposits
         ---------------

         As a service to its customers, FCAC administers escrow deposits representing undisbursed amounts received for settlements of mortgage loans or property sales and indemnities against specific title risks. These funds, totalling $304,866 and $240,465 at September 30, 1998 and December 31, 1997, respectively, are recorded as both a current asset and a current liability in the accompanying consolidated balance sheets.

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

         Notes payable consisted of the following:

                                                    September 30,   December 31,
                                                        1998            1997
                                                    -------------   ------------
Note payable to Marine Midland Bank,
due in monthly installments of $7,674
through October, 1997 and $6,230
through October, 1999 plus interest at
the bank's prime rate plus 1.25%. This
note is guaranteed by the officers/
stockholders of the Company and is
collateralized by substantially all of              $     --        $ 134,167
the Company's assets.

Term note payable to a bank with
monthly principal payment of $1,542
through October, 1999, plus interest
at the bank's prime rate plus 1%. The
note is also guaranteed by the
officers/stockholders of the Company
and is collateralized by substantially              $     --        $  30,000
all of the Company's assets.

Various notes payable in aggregate
monthly installments of $1,116 and
$1,989 for December 1997 and September
1998 respectively, including interest
at rates ranging from 9.5% to 11.5%.
These notes mature through August 2002
and are collateralized by the related              $  53,411        $  30,034
equipment.                                         ---------        ---------
                                                      53,411          194,201

Less: Current Portion                                (21,257)        (102,559)
                                                   ---------        ---------
                                                   $  32,154        $  91,642
                                                   =========        =========

         Obligations Under Capital Leases -

         The Company has entered into several capital lease agreements for equipment. These obligations consist of the following:

                                                  September 30,    December 31,
                                                       1998            1997
                                                  -------------    ------------
         Various leases payable in aggregate
         monthly installments of $1,258
         including interest at rates ranging
         from 11.63% to 12.16%. These leases
         mature through March, 2002 and are
         collateralized by the equipment.         $ 42,334         $     ---

         Less:  Current Portion                    (10,529)              ---
                                                  --------         ---------
                                                  $ 31,805         $     ---
                                                  ========         =========
(8)      Lines-of-Credit
         ---------------

         The Company may borrow up to $100,000 under the terms of an unsecured line-of-credit. Amounts borrowed bear interest at the bank's prime interest rate plus 1%. Borrowings under this line-of-credit are personally guaranteed by the Company's principal officers/stockholders. At December 31, 1997 and September 30, 1998, there was $100,000 and $90,000, respectively, outstanding under the terms of this line-of-credit.

 (9)     Stockholders' Investment
         ------------------------

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

         Options issued under the 1992 and 1988 Plans expire in 1995. No further options will be granted under the 1988 Plan. The Company has reserved 647,500 common shares for issuance under the 1992 plan. The Company did not have any outstanding options under the 1992 plan as of September 30, 1998 and December 31, 1997.

(10)     Related Party Transactions
         --------------------------

         Due to Officers/Principal Stockholders -

         During 1997, 1996 and 1995, one of the Company's principal officers/ stockholders made advances to the Company. These advances were $97,000, $234,500 and $227,500 at December 31, 1997, 1996 and 1995,
         respectively. Amounts borrowed bear interest at the prime rate plus 3% and repayment is subordinated to the amounts outstanding under all other bank debt agreements. Principal repayment in future years is scheduled for $18,000 per year.

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

(11)     Lease Commitments
         -----------------

         FCAC leases other office facilities under lease agreements expiring through December, 2002.

         Minimum lease payments under non-cancelable lease agreements are as follows at December 31, 1997:

                1998 ........................................   103,101
                1999 ........................................    42,771
                2000 ........................................    28,046
                2001 ........................................    28,046
                2002 ........................................    28,046
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

(12)     Reverse Stock Split
         -------------------

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

Liquidity and Capital Resources
-------------------------------

The Company's cash flow results from operations, bank loans, advances made by principal stockholders and from sales of common stock.

During the first nine months of 1998, cash reserves of $92,623 and cash flow from operating activities of $428,085 were sufficient to fund the Company's negative cash flow from investing activities of $105,850 as well as the negative cash flow position of $144,456 which arose from financing activities.

Cash Flow from Operations: The Company had positive cash flow from operating activities through the first nine months of 1998 of $428,085 compared to $98,487 for the same period in 1997. Despite the large decrease in accounts payable and other current liabilities which far exceeded that of previous years, total operating cash flows increased by $329,598 for the nine month period ended September 30, 1998. This change was primarily due to a large increase in net income. In 1998, net income of $528,705 was $325,160 higher than the $203,545 amount that was realized in 1997.

Cash Flow from Investing Activities: The Company incurred capital expenditures of $105,850 during the first nine months of 1998 relating to capital improvements or equipment for the Rochester office location. The Company made no title plant investment during the first three quarters of 1998. At September 30, 1998 the Company had no material purchase commitments.

Cash Flow from Financing Activities: Primary cash flows from financing activities relate to changes in financing under lines-of-credit, notes payable and advances made by principal stockholders. Despite the effort to support the ongoing operations during the first nine months of 1998, the Company was able to repay a portion of its borrowings from its principal officer/stockholder by $36,000. Additional payments of $140,790 were made under notes payable arrangements during the third quarter of 1998. Unlike 1997, the Company incurred net additional borrowings in 1998 under capital lease arrangements in the amount of $42,334. This total negative cash flow was adequately funded by the cash reserve available at the beginning of 1998 and the significant amount of positive cash flow from operations.

The Company expects that the cash flow generated from operations and bank lines-of-credit currently available will be adequate to meet its working capital and capital expenditure needs for the remainder of 1998.

Results of Operations
---------------------

Total revenues for the first nine months of 1998 were $3,949,523 as compared to $2,765,562 for the same nine month period of 1997. This increase of $1,183,961 or 42.8% resulted from the recent activity upstart in housing sales and other positive general economic conditions. The revenues generated from title insurance premiums increased by 58.6% to $1,474,172 as compared to $929,437 for the first three quarters of 1997. Revenues from abstract fees also increased significantly in 1998 by $639,226 to $2,475,351. This compares to revenues of $1,836,125 for the same period in 1997.

Due to the increased real estate activity and resultant increased sales order volume experienced in recent months, the need for subcontractor services for title, abstract and other orders escalated during the first nine months of 1998. Accordingly, for the nine month period ended September 30, 1998 total direct costs of revenue increased by 36% from $552,332 in 1997 to $751,269 in 1998. As a result of the changes shown above, gross profit for the first three quarters ended September 30, 1998 was $3,198,254 or 80.9% of revenue as compared to $2,213,230 or 80.1% of revenue for the same quarters of the previous year. Operating expenses through September 30, 1998 amounted to $2,506,604 or 63.5% of revenue as compared to $1,972,220 or 71.3% of revenue for the same nine month period in 1997. This increase of 27% is primarily due to an increase in the variable expenses which are driven by increased sales volumes. The Company anticipates an increase in revenues and stable operating costs during the remaining portion of 1998. This would further enhance the sizeable net profit realized in the first nine months of the 1998 calendar year.

The Company's ratio of current assets to current liabilities at September 30, 1998 and December 31, 1997 was 1.47:1 and .95:1, respectively. Accordingly, the Company had a working capital surplus of $353,048 as of September 30, 1998 compared to a deficit of $47,569 as of December 31, 1997.

                          PART II - OTHER INFORMATION
                          ---------------------------

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

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      FOUR CORNERS FINANCIAL CORPORATION
                      ----------------------------------

Date November 13, 1998                     By /s/ William S. Gagliano
     ----------------------------             -----------------------
                                                   William S. Gagliano
                                                   Executive Vice President and
                                                   Chief Accounting Officer