Form 10-K/A
period 1997-12-31
FOUR CORNERS FINANCIAL CORP
filed 1998-12-17
CIK 230014

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A


(Mark One)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997.

[   ]  Transition report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from __________________ to ____________________

Commission file number 0-8628
                       ------

                       FOUR CORNERS FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


           Delaware                                        22-2044086
-------------------------------                       -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


370 East Avenue, Rochester, New York                            14604
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:      (716) 454-2263
                                                        -----------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                            ------

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

YES     x            NO
     ------             -------

================================================================================

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

Documents Incorporated By Reference
-----------------------------------

None.

                                TABLE OF CONTENTS

PART I                                                                                                             PAGE
Item 1:   Business                                                                                                    4
Item 2:   Properties                                                                                                 15
Item 3:   Legal Proceedings                                                                                          15
Item 4:   Submission of Matters to a Vote of Security Holders                                                        15
              Executive Officers of Registrant                                                                       15

PART II

Item 5:   Market for Registrant's Common Equity and Related                                                          17
              Security Holder Matters
Item 6:   Selected Financial Data                                                                                    18
Item 7:   Management's Discussion and Analysis of Financial                                                          19
              Condition and Results of Operations
Item 8:   Financial Statements and Supplementary Data                                                                24
Item 9:   Changes in and Disagreements with Accountants on                                                           24
              Accounting and Financial Disclosure

Part III

Item 10:  Directors and Executive Officers of Registrant                                                             25
Item 11:  Executive Compensation                                                                                     26
Item 12:  Security Ownership of Certain Beneficial Owners                                                            27
              and Management
Item 13:  Certain Relationships and Related Transactions                                                             28

PART IV

Item 14:  Exhibits, Financial Statement Schedules, and                                                               30
              Reports on Form 8-K

                                     PART I

Item 1.   Business
-------   --------

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

Services and Products
---------------------

     The Company's services and products include real estate title and other public record searching, the preparation of abstracts of title and

---------------------

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

     Abstracts
     ---------

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

     Title Insurance
     ---------------

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

     Appraisals
     ----------

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

     Under this strategic partnership arrangement with Rynne, Murphy and Associates, Inc., the Company will continue to market and sell appraisals to its customers. However, since the appraisal reports will be prepared by Rynne, Murphy and Associates staff appraisers, the Company has and will continue to realize a substantial savings in

----------

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

Marketing
---------

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

Significant Customers
---------------------

     During 1997, there were no customers accounting for more than 10% of the Company's gross revenues.

Industry Considerations and Seasonality
---------------------------------------

     The Company's business is related to the general real estate market and the fluctuations which occur therein, namely prevailing interest rates. Real estate activity continued to be sluggish during 1995, when recorded deeds and mortgages fell by an average 11.50% from 1994 levels. Company revenues declined during 1995 by nearly 20% as a result of these factors. As a result of the plan developed by Company management subsequent to year end 1994 to significantly reduce the Company's overhead expense structure in order to improve operations and cash flow, the Company returned to profitability in 1995. Interest rates remained relatively stable during 1996, an election year, while the economy continued to rebound and consumer confidence also improved. This was evidenced by an increase of 11% in recorded deeds and mortgages for 1996 as compared to 1995. However, due to competitive factors effecting the Company's title insurance revenue base, the Company's total revenues for 1996 declined slightly. Despite this decline in revenue, the Company remained profitable in 1996. Real estate activity in New York State during 1997 was comparable to 1996 levels. Recorded deeds and mortgages grew slightly by 2.2%. Company revenues inreased comparably by slightly more than 1% to $3,789,864. There can be no assurance that these or other factors will enable the Company to maintain its revenue and profitability in periods of declining real estate activity.

     The demand for the Company's services and products is directly dependent upon the activity of the real estate market which, in turn, is closely related to changes in interest rates. Thus, the Company's business is cyclical as well as seasonal, with lowest volume when interest rates are high and in the winter and early spring.

Banking Relationship
--------------------

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

Potential Liabilities
---------------------

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

Employees
---------

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

Service Marks
-------------

     The names "Four Corners Financial Corporation" and "Four Corners Abstract" have been registered as service marks with the U.S. Patent and Trademark Office. While the Company considers its service marks to be important, management does not consider any service mark to be critical to future operations of the Company or the marketing of any of the Company's services or products.

Competition
-----------

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

Year 2000 Compliance
--------------------

     The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

Item 2.   Properties
-------   ----------

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

     The Company believes it has adequate insurance coverage with respect to fire and other casualty losses.

Item 3.   Legal Proceedings
-------   -----------------

     There are no pending legal proceedings to which the Company is a party or of which any of its property is the subject.

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

     There were no matters submitted to a vote of security holders during the last quarter of the fiscal year covered by this report.

Executive Officers of Registrant
--------------------------------

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
                                     Director

Business Background of Executive Officers
-----------------------------------------

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

     Messrs. Frank and Bernard Iacovangelo are brothers.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Security
             Holder Matters
-------   -----------------------------------------------------------

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

     The Company's agreement with its Bank places a restriction on its payment of dividends. No dividends were declared or paid during 1995, 1996 or 1997.

     On March 25, 1998, the Company had 1,205 holders of record of its common stock.

ITEM 6       SELECTED FINANCIAL DATA
------       -----------------------

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


                      (In Thousands, Except Per Share Data)

                                         1997      1996      1995      1994       1993
                                         ----      ----      ----      ----       ----
STATEMENT OF OPERATIONS DATA:
     Revenue                           $ 3,790   $ 3,707   $ 3,822   $ 4,780    $ 5,828
     Income (loss) before taxes            189        89        99      (581)        66
     Net income (loss)                     188        86        97      (469)        56
     Net income (loss) per share (1)   $   .05   $   .03   $   .03   $  (.14)   $   .02

BALANCE SHEET DATA:
     Total assets                      $ 1,455   $ 1,225   $ 1,240   $ 1,315    $ 1,804
     Long-term obligations                 100       357       202       564        507
     Stockholders' investment              319       116        56       (42)       427

Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations
-------     ---------------------------------------------------------------

1.   Liquidity and Capital Resources
     -------------------------------

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

         At December 31, 1997, the Company was not in compliance with all of the financial covenants. Subsequent to year end, the Company obtained a waiver from the bank for these covenants as of December 31, 1997. At December 31, 1997, $70,903 of long-term notes payable has been classified as current due to the covenant violation.

         Future maturities of the debt described above are as follows:

                  1998..............................$173,462
                  1999..............................  13,252
                  2000..............................   7,196
                  2001..............................     291
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


2.  Results of Operations
    ---------------------

         (a)  Percentage Comparison

         The following table presents certain financial data derived from the consolidated statements of operations of the Company for the years ended December 31, 1997, 1996 and 1995, expressed as a percentage of total revenues.

                                              Percentage of Total Revenues
                                                 Years Ended December 31
                                              ----------------------------

                                           1997          1996          1995
                                           ----          ----          ----

Title insurance premiums                   34.79%         35.15%        42.13%
Abstract/appraisal fees                    65.21          64.85         57.87
                                          ------         ------        ------
Total revenues                            100.00         100.00        100.00

Direct costs of revenue                   (21.48)        (20.80)       (20.90)
                                          ------         ------        ------
Gross profit                               78.52          79.20         79.10

Operating expenses:
         Personnel costs                  (48.31)        (50.09)       (51.18)
         Other operating expenses         (23.82)        (25.10)       (22.18)
                                          ------         ------        ------

Operating income/(loss)                     6.39           4.01          5.54
Other expenses                             (1.41)         (1.64)        (2.94)

Income tax expense                           ---           (.06)         (.05)

Net income/(loss)                           4.98%          2.31%         2.55%
                                          ======         ======        ======

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

         Specifically, revenue from title insurance premiums increased by 1.19% during 1997 to $1,318,443 versus $1,302,970 in 1996. This minimal increase in title insurance revenue for 1997 combined with a larger increase in abstract and appraisal services were the determining factors for the increase in total revenues for the year. These revenues from abstract and appraisal services amounted to $2,471,421 in 1997 as compared to $2,403,808 in 1996. This difference represents an increase of $67,613 or 2.81%. A similar increase occurred when the same revenues increased by $191,740 or 8.67% from $2,212,068 in 1995. The Company experienced a decrease in title insurance revenue during 1996 of 19.08% from $1,610,147 realized in 1995. As stated earlier, the decline in this segment of the Company's revenues during the years ended 1995 and 1996 resulted from more intense competition within the industry in addition to a lower volume of home equity (second mortgages) loans. In 1998, the Company is anticipating a greater increase in the demand for real estate services than was demonstrated in 1997.

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


         Expense Item                               1997               1996
         ------------                               ----               ----

         Depreciation & Amortization               59,854             79,995

         Office supplies & postage                142,713            119,249

         Interest Expense                          45,456             60,661


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

         Based on a stable sales order volume and reduced operating expenses, income from operations for 1997 was $242,234 versus $149,725 in 1996. Net income was $188,138 for the 1997 calendar year whereas a corresponding net income in the amount of $85,718 was realized for 1996. In 1995, the Company experienced a similar amount of income from operations and net income to the extent of $211,508 and $97,384, respectively. In 1995, the Company fully implemented cost cutting measures to ensure the profitability of the business. As a result, income from normal operations and net income represented sizable improvements from the previous years figures. Throughout 1996 and 1997, similar business strategies and operating philosophies were used to contain payroll costs, direct costs and other overhead costs, thereby creating similar revenue, cost and profit levels.


Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

         The information required by this item is incorporated herein by reference to pages 33 to 51 of this Form 10-K/A and are indexed under Item 14(a)(1). See also the Financial Statement Schedules appearing herein, as indexed under Item 14(a)(2).


Item 9.   Disagreements on Accounting and Financial Disclosure
-------   ----------------------------------------------------

         There have been no disagreements on accounting and financial disclosure matters.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

     The following table names the directors and indicates their age, their position with the Company or their principal occupation or employment, and the approximate number of shares of Common Stock beneficially owned by each director and all directors and officers as a group as of December 31, 1997.

                                                                      Shares of
                        Position with the                            Common Stock          Percent
                        Company or Princi-           Director        Beneficially             of
Name            Age     pal Occupation                Since             Owned               Class
----            ---     --------------               --------        ------------          -------
Frank B.        58      President and                 1987           1,366,339 (3)         40.92%
Iacovangelo             Treasurer (1)

Bernard J.      50      Vice President                1987           1,376,339 (4)          41.22%
Iacovangelo             Secretary (1)

William S.      48      Executive Vice                1992             140,758 (5)           4.22%
Gagliano                President and
                        Director (1)

Anthony M.      57      President, director           1987              87,913 (6)           2.64%
Iacovangelo             and principal share-
                        holder of Faber
                        Construction Co., Inc.
                        Rochester,  NY  (2)


All Directors and Officers of the                                    2,971,349             88.99%
Company as a group (four persons)                                    (3)(4)(5)(6)


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

Messrs. Frank, Bernard and Anthony Iacovangelo are brothers.

Item 11.  Executive Compensation
--------  ----------------------

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

           Name and                                 Annual Compensation (1)
     Principal Position                             -----------------------
     ------------------                                   Yearly Salary
                                                          -------------
     Frank B. Iacovangelo                                1997  --   - 0 -
     President, Chief                                    1996  --   - 0 -
     Executive Officer                                   1995  --   - 0 -
     and Treasurer

--------------
(1) Mr. Iacovangelo receives no other compensation or benefits from the Company. He neither received nor exercised any options during 1997 and he held no options at December 31, 1997.

     Remuneration of Directors
     -------------------------

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

Employment Agreements
---------------------

     Employment agreements between the Company and each of Messrs. Frank B. Iacovangelo, Bernard J. Iacovangelo and William S. Gagliano provide for employment terms which commenced January 1, 1992, year to year indefinite renewal terms subject to either the Company or the employee electing not to renew, as amended, minimum base salaries of $60,000 per year in the case of Frank Iacovangelo, $52,000 per year in the case of Bernard J. Iacovangelo and $75,000 in the case of Mr. Gagliano, additional salary and bonus compensation to be determined by the Board of Directors of the Company in its sole discretion, and restrictions against competition with the Company. Messrs. Frank B. Iacovangelo, Bernard J. Iacovangelo and William S. Gagliano received $ -0- ,
$ -0- and $76,120 respectively during 1997.

Item 12.  Security Ownership of Certain Beneficial owners and Management
--------  --------------------------------------------------------------

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

                                   Amount and Nature of              Percent of
Name and Address                   Beneficial Ownership                 Class
----------------                   --------------------              ----------
Frank B. Iacovangelo                 1,366,339 (1) (3)                 40.92%
39 State Street
Rochester, NY  14614

Bernard J. Iacovangelo               1,376,339 (2) (3)                 41.22%
39 State Street
Rochester,  NY  14614

Wegman Building                        368,879 (3)                      11.05%
    Associates
39 State Street
Rochester,  NY  14614

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

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

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

     Annual rental payments, pursuant to the lease, including common area charges, were approximately $72,000, in 1997, 1996, and 1995, respectively. During 1997, total unpaid rent of $18,100 was forgiven by the related party. The Company owed approximately $15,000, 18,100 and $20,000 at December 31, 1997, 1996 and 1995, respectively.

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

                                     PART IV


Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------        ---------------------------------------------------------------

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

                - Consolidated Statements of Income for the Years Ended
                  December 31, 1997, 1996 and 1995

                - Consolidated Statements of Changes in Stockholders'
                  Investment for the Years Ended December 31, 1997, 1996
                  and 1995

                - Consolidated Statements of Cash Flows for the Years
                  Ended December 31, 1997, 1996 and 1995

                - Notes to Consolidated Financial Statements (1) through
                  (9)



     (2)        Financial Statement Schedules


                - Auditors' Report Dated March 12, 1998

                - Schedule IV - Indebtedness to Related Parties for the Years
                  Ended December 31, 1997, 1996 and 1995

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

Dated:  December 17, 1998                   FOUR CORNERS FINANCIAL CORPORATION


By:     /s/ Frank B. Iacovangelo
    --------------------------------------------------
            Frank B. Iacovangelo, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities on the dates indicated.



/s/ Frank B. Iacovangelo
---------------------------------------                       December 17, 1998
Frank B. Iacovangelo
President, Treasurer and Director
(Chief Executive Officer and
Chief Financial Officer



/s/ William S. Gagliano
---------------------------------------                       December 17, 1998
William S. Gagliano
Executive Vice President, Chief
Accounting Officer and Director



/s/ Bernard J. Iacovangelo
---------------------------------------                       December 17, 1998
Bernard J. Iacovangelo
Vice President, Secretary and
Director



/s/ Anthony M. Iacovangelo
---------------------------------------                       December 17, 1998
Anthony M. Iacovangelo
Director

                       FOUR CORNERS FINANCIAL CORPORATION

                                 AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1997 AND 1996

                                  TOGETHER WITH

                          INDEPENDENT AUDITORS' REPORT

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                        Page
                                                                                                        ----
Independent Auditors' Report

Consolidated Balance Sheets at December 31, 1997 and 1996                                                 1

Consolidated Statements of Income for the years
  ended December 31, 1997 and 1996                                                                        2

Consolidated Statements of Changes in Stockholders' Investment
  for the years ended December 31, 1997, 1996 and 1995                                                    3

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995                                                                        4

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


March 12, 1998 (except Note 11 as to which the date is November 30, 1998) Rochester, New York

                FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                            1997           1996
                                                            ----           ----
CURRENT ASSETS:
    Cash                                                 $   92,623   $   36,612
    Cash - escrow deposits                                  240,465       74,540
    Accounts receivable, net of allowance for
      doubtful accounts of $90,000 and $84,000
      in 1997 and 1996, respectively                        573,623      510,762
    Prepaid expenses                                          7,819        5,914
    Current portion of note receivable                        3,750        7,500
                                                         ----------   ----------
      Total current assets                                  918,280      635,328
                                                         ----------   ----------

PROPERTY AND EQUIPMENT, net                                 110,240      142,523
                                                         ----------   ----------

OTHER ASSETS:
    Cash value of officer life insurance                          -       18,618
    Security deposits                                         6,627        8,760
                                                         ----------   ----------
                                                              6,627       27,378
                                                         ----------   ----------

TITLE PLANT                                                 419,905      419,905
                                                         ----------   ----------
                                                         $1,455,052   $1,225,134
                                                         ==========   ==========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                          1997           1996
                                                          ----           ----
CURRENT LIABILITIES:
    Line-of-credit                                   $   100,000    $    50,000
    Current portion of notes payable                     173,462         97,050
    Current portion of subordinated debt due
      to officer/principal stockholder                    18,000         18,000
    Accounts payable                                     373,843        425,697
    Accounts payable - related parties                    19,907         21,400
    Escrow deposits                                      240,465         74,540
    Accrued income taxes                                   3,296          1,500
    Other accrued expenses                               107,779         63,953
                                                     -----------    -----------
      Total current liabilities                        1,036,752        752,140
                                                     -----------    -----------

LONG-TERM LIABILITIES, net of current portion:
    Notes payable                                         20,739        140,171
    Subordinated debt due to officer/principal
     stockholder                                          79,000        216,500
                                                     -----------    -----------
      Total long-term liabilities                         99,739        356,671
                                                     -----------    -----------
      Total liabilities                                1,136,491      1,108,811
                                                     -----------    -----------

STOCKHOLDERS' INVESTMENT:
    Common stock, $.04 par value, 15,000,000
      shares authorized, 3,293,733 issued and
      outstanding in 1997 and 1996                       133,752        133,752
    Additional paid-in capital                           849,502        835,402
    Accumulated deficit                                 (634,068)      (822,206)
                                                     -----------    -----------
                                                         349,186        146,948
    Less: Treasury stock; at cost 55,000
      shares in 1997 and 1996                            (30,625)       (30,625)
                                                     -----------    -----------
      Total stockholders' investment                     318,561        116,323

                                                     $ 1,455,052    $ 1,225,134
                                                     ===========    ===========

 The accompanying notes are an integral part of these consolidated statements.

                FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                         1997            1996          1995
                                         ----            ----          ----
REVENUE:
   Title insurance premiums          $ 1,318,443    $ 1,302,970    $ 1,610,147
   Abstract and appraisal services     2,471,421      2,403,808      2,212,068
                                     -----------    -----------    -----------
                                       3,789,864      3,706,778      3,822,215
                                     -----------    -----------    -----------

DIRECT COSTS OF REVENUE:
   Title insurance premiums             (310,614)      (370,506)      (508,784)
   Abstract and appraisal services      (503,421)      (400,328)      (290,113)
                                     -----------    -----------    -----------
                                        (814,035)      (770,834)      (798,897)
                                     -----------    -----------    -----------

      Gross profit                     2,975,829      2,935,944      3,023,318

OPERATING EXPENSES                    (2,733,595)    (2,786,219)    (2,811,810)
                                     -----------    -----------    -----------

      Income from operations             242,234        149,725        211,508
                                     -----------    -----------    -----------

OTHER EXPENSES:
   Interest                              (45,560)       (60,661)       (72,028)
   Loss on disposal of property           (7,836)             -        (40,596)
                                     -----------    -----------    -----------
                                         (53,396)       (60,661)      (112,624)
                                     -----------    -----------    -----------
      Income before income taxes         188,838         89,064         98,884

PROVISION FOR INCOME TAXES                  (700)        (3,346)        (1,500)
                                     -----------    -----------    -----------

NET INCOME                           $   188,138    $    85,718    $    97,384
                                     ===========    ===========    ===========
NET INCOME PER SHARE                 $       .05    $       .03    $       .03
                                     ===========    ===========    ===========


 The accompanying notes are an integral part of these consolidated statements.

                FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                         Common Stock        Additional                                   Total
                                                      -------------------     Paid-in      Accumulated    Treasury     Stockholders'
                                                      Shares       Amount     Capital        Deficit       Stock        Investment
                                                      ------       ------     -------        -------       -----        ----------
BALANCE - December 31, 1994                           3,343,733   $133,752    $835,402     $(1,005,308)   $ (5,625)    $(41,779)
   Net income                                                 -          -           -          97,384           -       97,384
                                                      ---------   --------    --------     -----------    --------     --------

BALANCE - December 31, 1995                           3,343,733    133,752     835,402        (907,924)     (5,625)      55,605
   Net income                                                 -          -           -          85,718           -       85,718
   Purchase of treasury stock                           (50,000)         -           -               -     (25,000)     (25,000)
                                                      ---------   --------    --------     -----------    --------     --------

BALANCE - December 31, 1996                           3,293,733    133,752     835,402        (822,206)    (30,625)     116,323
   Net income                                                 -          -           -         188,138           -      188,138
   Forgiveness of rent due to related party,
     net of income taxes of $4,000                            -          -      14,100               -           -       14,100

BALANCE - December 31, 1997                           3,293,733   $133,752    $849,502     $  (634,068)   $(30,625)    $318,561
                                                      =========   ========    ========     ===========    ========     ========


 The accompanying notes are an integral part of these consolidated statements.

                FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                               1997           1996           1995
                                                                                               ----           ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                                $ 188,138      $  85,718      $  97,384
  Adjustments to reconcile net income to cash flow from operating activities:
     Provision for bad debts                                                                    6,000              -         75,675
     Loss on disposal of property                                                               7,836              -         40,596
     Depreciation and amortization                                                             59,854         79,995        110,302
     Other                                                                                     (4,000)             -              -
     Changes in:
       Accounts receivable                                                                    (68,861)       (45,581)       (61,677)
       Prepaid expenses                                                                        (1,905)         7,402         (4,226)
       Income tax receivable                                                                        -              -          6,725
       Accounts payable and accounts payable - related parties                                (35,247)        33,918        (42,687)
       Other accrued expenses                                                                  43,826         13,067        (12,753)
       Accrued income taxes                                                                     1,796              -          1,500
                                                                                            ---------      ---------      ---------
          Net cash flow from operating activities                                             197,437        174,519        210,839
                                                                                            ---------      ---------      ---------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                         (35,407)       (16,346)       (39,325)
  Payments received on note receivable                                                          3,750          5,000              -
  Change in security deposits                                                                   2,133          6,496         (2,010)
  Change in cash value of officer life insurance                                               18,618         (1,002)         2,454
  Investment in title plant                                                                         -        (52,622)             -
                                                                                            ---------      ---------      ---------
          Net cash flow from investing activities                                             (10,906)       (58,474)       (38,881)
                                                                                            ---------      ---------      ---------

CASH FLOW FROM FINANCING ACTIVITIES:
  Change in line-of-credit                                                                     50,000         15,000        (15,000)
  Borrowings on notes payable                                                                       -         10,232              -
  Repayment of notes payable                                                                  (43,020)      (149,456)      (150,599)
  Increase (decrease) in subordinated debt due to officer/principal stockholder              (137,500)         7,000         27,500
  Purchase of treasury stock                                                                        -        (25,000)             -
                                                                                            ---------      ---------      ---------
          Net cash flow from financing activities                                            (130,520)      (142,224)      (138,099)
                                                                                            ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH                                                                56,011        (26,179)        33,859

CASH - beginning of year                                                                       36,612         62,791         28,932
                                                                                            ---------      ---------      ---------
CASH - end of year                                                                          $  92,623      $  36,612      $  62,791
                                                                                            =========      =========      =========

 The accompanying notes are an integral part of these consolidated statements.

                FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

(1)     The Company
        -----------

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


(2)     Summary of Significant Accounting Policies
        ------------------------------------------

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

        ------------------------------------------

        In March, 1995, the FASB issued Statement of Financial Accounting Standards No. 121 entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement requires that long-lived assets and certain identifiable intangibles to be held and used by a company be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. In performing the review for recoverability, companies are required to estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Under Statement 121, an impairment loss is recognized if the sum of the undiscounted future cash flows is less than the carrying amount of the asset. The Statement also established standards for recording an impairment loss for certain assets subject to disposal. Excluded from the scope of the statement are financial instruments and deferred tax assets. As required, the Company adopted Statement 121 effective January 1, 1996 with no material effect on the Company's consolidated financial statements on the date of adoption.

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

        Revenue Recognition -

        Title insurance is provided to purchasers or financiers of real property. The related revenue is recognized when policies become effective, generally at the property or mortgage loan closing. Under terms of the Company's agreements with its title insurance underwriters, a commission of 15 - 20% is paid to its underwriter on all title insurance policies written. Pricing is based on a rate schedule established by the Insurance Department of the State of New York which provides for varying rates for services rendered. Commission expense is reflected as a direct cost of title insurance revenue in the statements of income.

        The Company also performs title abstract research on real properties. Abstract revenue is recognized as earned when the services are performed. Direct costs of abstract revenue include the cost of work performed by subcontractors in geographical areas where the Company does not maintain an office, among other direct costs.

        Net Income Per Share -

       The Company has adopted Statement of Financial Accounting Standards
       (SFAS) No. 128, "Earnings Per Share" (EPS), which is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 requires dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects dilution that could occur from common shares issuable through stock options. Reported EPS in prior periods have been restated to conform to the provisions of SFAS 128.

        ------------------------------------------

                                               1997          1996         1995
                                               ----          ----         ----

Net income applicable to common stock       $  188,138   $   85,718   $   97,384
                                            ==========   ==========   ==========

Weighted average number of common
  shares outstanding                         3,293,733    3,331,223    3,343,733
                                            ==========   ==========   ==========

Income per share - Basic                           0.5          .03          0.3
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

        Reclassifications -

        Certain reclassifications have been made to the 1997 statements to conform to the current year presentation.


(3)     Property and Equipment
        ----------------------

        Property and equipment consisted of the following at December 31:

                                                        1997           1996
                                                        ----           ----

        Furniture and equipment                    $   900,979    $   899,925
        Vehicles                                        87,685         97,627
        Leasehold improvements                          49,564         49,564
                                                   -----------    -----------

                                                     1,038,228      1,047,116

        Less:  Accumulated depreciation
               and amortization                       (927,988)      (904,593)
                                                   -----------    -----------

                                                   $   110,240    $   142,523
                                                   ===========    ===========

        Depreciation and amortization expense for 1997, 1996 and 1995 were $59,854, 79,995 and 110,302, respectively.

(4)     Income Taxes
        ------------

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

        The provision for income taxes consisted of the following for the years ended December 31:

                                   1997            1996          1995
                                   ----            ----          ----

             Federal:
                 Current           $   -         $     -        $     -
                 Deferred              -               -              -

             State:
                 Current            (700)         (3,346)        (1,500)
                 Deferred              -               -              -
                                   -----         -------        -------
                                   $(700)        $(3,346)       $(1,500)
                                   =====         =======        =======

        Income tax expense for 1997, 1996 and 1995 differs from the expected tax expense, computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes as follows:

                                                                   1997         1996        1995
                                                                   ----         ----        ----
             Expected tax expense                               $ 68,400     $ 30,300    $  33,000
             Effect of graduated Federal rates                    (6,100)      (3,400)      (3,100)
             State income taxes, net of Federal
               income tax benefit                                 11,200        5,300        1,000
             Change of valuation allowance,
               related to loss carryforwards                     (76,100)     (27,800)     (25,900)
             Other, net                                            3,300       (1,054)      (3,500)
                                                                --------     --------    ---------

                                                                $    700     $  3,346    $   1,500
                                                                ========     ========    =========

        Taxes paid in 1997, 1996 and 1995 were $1,404, $3,346 and $1,102, respectively.

        The tax effects of temporary differences that give rise to deferred taxes are as follows at December 31:

                                                                1997        1996        1995
                                                                ----        ----        ----
             Deferred tax asset:
                 Net operating loss carryforward                $  -     $ 76,100    $ 103,900
                 Valuation allowance                               -      (76,100)    (103,900)
                                                                ----     --------    ---------

                                                                $  -     $      -    $       -
                                                                ====     ========    =========

        A valuation allowance was provided for the deferred tax asset related to the net operating loss carryforward due to the uncertainty of realization.

(5)     Financing Arrangements
        ----------------------

        Notes Payable -

        Notes payable consisted of the following at December 31:

                                                                                     1998           1997
                                                                                     ----           ----
        Note payable to a bank with monthly principal payments of $7,674 through
        October, 1997 and $6,230 through October, 1999, plus interest at the bank's prime rate plus 1.25%. This note is guaranteed by the officers/stockholders of the Company and is collateralized by substantially all of the Company's assets.
                                                                                     $ 134,167     $226,250

        Term note payable to a bank with monthly principal payments of $1,542 through October, 1999, plus interest at the bank's prime rate plus 1%.
        This note is also guaranteed by the officers/stockholders of the Company and is collateralized by substantially all of the Company's assets.
                                                                                        30,000            -

        Various notes payable with aggregate monthly installments of $1,116, including interest at rates ranging from 9.5% to 10.5%. These notes mature through October, 2000 and are collateralized by the related
        equipment.                                                                      30,034       10,971
                                                                                     ---------     --------

                                                                                       194,201      237,221

        Less:  Current portion                                                        (173,462)     (97,050)
                                                                                     ---------     --------

                                                                                     $  20,739     $140,171
                                                                                     =========     ========

        The note payable to the bank requires the Company to meet certain financial covenants at December 31, 1997 as follows:

        o Working capital of at least $20,000,
        o Current ratio of at least 1.1 to 1,
        o Minimum tangible net worth of at least $400,000,
        o Total liabilities to tangible net worth of not more than 1.9 to 1,
        o Net income before taxes of $110,000, and
        o Debt service ratio of not less than 1.75 to 1.

        The agreement also limits the Company's ability to make acquisitions, pay dividends and make capital expenditures, and requires the Company to submit certain financial information.

        At December 31, 1997 and 1996, the Company was not in compliance with all of the financial covenants. Subsequent to year end, the Company obtained a waiver from the bank for these covenants through December 31, 1997 and 1996. At December 31, 1997, $70,903 of long-term notes payable has been classified as current due to the covenant violation.

        -----------------------

        Future maturities of long-term debt are as follows at December 31, 1998:

                 1998........................................$173,462
                 1999........................................  13,252
                 2000........................................   7,196
                 2001........................................     291
                                                             --------
                                                             $194,201

        Lines-of-Credit -

        The Company may borrow up to $100,000 under the terms of an unsecured line-of-credit. Amounts borrowed bear interest at the bank's prime interest rate plus 1%. The bank's prime rate was 8.5% at December 31, 1997. Borrowings under this line-of-credit are personally guaranteed by the Company's principal officers/stockholders. At December 31, 1997, there was $100,000 outstanding under the terms of this line-of-credit.

        During 1997, the Company had a second line-of-credit for $50,000 with another bank. The $37,000 outstanding principal balance was restructured during November, 1997 into a term note payable. There was $50,000 outstanding under the terms of the line-of-credit agreement at December 31, 1996.

        Interest -

        Interest paid in 1997, 1996 and 1995 on all notes payable, obligations under capital leases and lines-of-credit was$45,561, $58,394 and $76,337, respectively.


(6)     Stockholders' Investment
        ------------------------

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

        The Company did not have any outstanding options under the 1992 plan as of December 31, 1997 and 1996.

(7)     Related Party Transactions
        --------------------------

        Subordinated Debt Due to Officer/Principal Stockholder -

        During 1997, 1996 and 1995, one of the Company's officers/principal stockholders made advances to the Company. These advances were $97,000, $234,500 and $227,500 at December 31, 1997, 1996 and 1995, respectively.
        Amounts borrowed bear interest at the prime rate plus 3%. The prime rate was 8.5% at December 31, 1997. Repayment of these advances is subordinated to the amounts outstanding under all other bank debt agreements. Principal repayment in future years is scheduled for $18,000 per year.

        Note Payable to Officers/Principal Stockholder -

        At December 31, 1997 and 1996, the Company owed approximately $4,907 and $3,300, respectively, to a law firm in which the Company's principal stockholder is a partner for legal fees. These amounts were included in the accounts payable to related parties balance at December 31, 1997 and 1996 in the accompanying balance sheet.

        Office Lease Commitment -

        The Company leases its Rochester facility through June 2000 from a company controlled by FCAC's principal stockholder at an annual rental of $72,000. Rent and common area charges were approximately $72,000 in 1997 and 1996, respectively. The Company owed approximately $15,000 and $18,100 for unpaid rent at December 31, 1997 and 1996, respectively.

        During 1997, total unpaid rent of $18,100 was forgiven by another related party. This amount has been reflected as an extraordinary item, net of income taxes of $4,000 in the financial statements for the year ended December 31, 1997.

        Revenue and Accounts Receivable -

        In each of 1997, 1996 and 1995, approximately 8%, 4% and 4%, respectively, of revenue was derived from a related party. At December 31, 1997, 1996 and 1995, the Company was owed $79,125, $44,878 and
        $36,742, respectively, related to this revenue.


(8)     Lease Commitments
        -----------------

        The Company leases other office facilities under operating lease agreements expiring through December, 2002.

        Minimum future lease payments under non-cancelable lease agreements with unrelated parties are as follows at December 31, 1997:

                 1998.......................................$103,101
                 1999.......................................  42,771
                 2000.......................................  28,046
                 2001.......................................  28,046
                 2002.......................................  28,046
                                                            --------
                                                            $230,010
                                                            ========

        Rent expense related to these operating leases was approximately $126,101, $121,000 and $124,000 for the years ended December 31, 1997,
        1996 and 1995, respectively.

(9)     Sale of Appraisal Operations
        ----------------------------

        During 1996, the Company sold the assets of its real estate appraisal operations for $125,000, allocated as follows:

             Fixed assets                                      $ 12,500
             Customer lists and goodwill                        100,000
             Covenant not-to-compete                             12,500
                                                               --------
                                                               $125,000
                                                               ========

        In exchange for the fixed assets, the Company received a non-contingent $12,500 non-interest bearing note receivable in ten quarterly installments of $1,250 beginning May 1, 1996. The $1,250 quarterly payment on the non-contingent note receivable is not dependent on the purchaser's operating results. The quarterly payments of $1,250 due April 1, July 1, and October 1, 1997 were received by the Company. The Company recorded the $12,500 non-contingent note receivable as income in 1996.

        In exchange for the customer lists and goodwill and covenant not-to-compete the Company received a $112,500 contingent note receivable payable in quarterly installments, plus interest at 9%, beginning May 1, 1996. Payment on the contingent note receivable is required only by the amount that 19% of the purchaser's quarterly gross margin on sales to the Company's former customers exceeds $1,250. No portion of the contingent note receivable was recorded as income through December, 1997. The Company does not intend on recording or collecting any of the outstanding interest and/or principal balance on the contingent note receivable as current sales levels to the Company's former customers are not sufficient to achieve the desired operating results.


(10)    Fair Value of Financial Instruments
        -----------------------------------

        The Company's financial instruments consist of cash, accounts and notes receivable, accounts payable and debt. The carrying amounts approximate their fair value, or in this case of debt, it is impracticable to estimate the fair value.


(11)    Revision of Financial Statements
        --------------------------------
        The 1997 financial statements have been revised to reclassify $70,903 owed to a bank as a current liability and forgiveness of prior rent obligations due to a related party ($14,100, net of income tax of $4,000) which had been reflected as an extraordinary gain as a contribution to capital. The effect of these revisions was to decrease 1997 net income by $14,100 and earnings per share by $.01.