Form 10-K
period 1998-12-31
FOUR CORNERS FINANCIAL CORP
filed 1999-06-11
CIK 230014

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                               -------------------    ------------------------

Commission file number 0-8628
                       ------

                       FOUR CORNERS FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

           Delaware                                              22-2044086
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

370 East Avenue, Rochester, New York                               14604
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:             (716) 454-2263
                                                                ----------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

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

As of March 31, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $24,652.

As of March 31, 1999, the number of shares outstanding of the registrant's common stock was 32,937.

Documents Incorporated By Reference
-----------------------------------

None.

                                TABLE OF CONTENTS

PART I                                                                     PAGE

Item 1:   Business                                                            4
Item 2:   Properties                                                         14
Item 3:   Legal Proceedings                                                  15
Item 4:   Submission of Matters to a Vote of Security Holders                15
          Executive Officers of Registrant                                   15

PART II

Item 5:   Market for Registrant's Common Equity and Related                  17
          Security Holder Matters
Item 6:   Selected Financial Data                                            18
Item 7:   Management's Discussion and Analysis of Financial                  19
          Condition and Results of Operations
Item 8:   Financial Statements and Supplementary Data                        23
Item 9:   Changes in and Disagreements with Accountants on                   23
          Accounting and Financial Disclosure

Part III

Item 10:  Directors and Executive Officers of Registrant                     24
Item 11:  Executive Compensation                                             25
Item 12:  Security Ownership of Certain Beneficial Owners                    26
          and Management
Item 13:  Certain Relationships and Related Transactions                     27


PART IV

Item 14:  Exhibits, Financial Statement Schedules, and                       29
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

     On March 5, 1999 a Proxy Statement was mailed to all shareholders of the Company's common stock as of February 24, 1999 for a special meeting which was held on March 26, 1999 for the purpose of voting on the following:

     1. To approve the Board of Directors adoption of an Amendment to the Company's restated Certificate of Incorporation which provides for: (a) a reduction of the number of authorized shares of the Company's common stock from 15,000,000 authorized shares with a par value of $.04 per share to 150,000 authorized shares with a par value of $4.00 per share and (b) a 1 for 100 reverse stock split of the Company's currently issued and outstanding common stock.

     2. To approve a cash payment in the amount of $12.00 times each fraction of a share resulting from such reverse stock split in lieu of the issuance of any resulting fractional shares.

     3. To approve the payment by the Company of the indebtedness owed to Shareholders owning fractional shares resulting from the 1 for 4 reverse stock split effective July 29, 1992, together with the payment of simple interest on the amount of such indebtedness.

     The text of the proxy statement is set forth as Exhibit 99.1 to this Form 10-K.

     All three propositions set forth above were voted on and approved by the shareholders of the Company at the Special Meeting on March 26, 1999. Following this vote, the Company filed its Certificate of Amendment to its restated Certificate of Incorporation with the Delaware Secretary of State on April 1, 1999, a copy of which is set forth as Exhibit 99.2 to this Form 10-K.

     As a consequence of the shareholder vote of March 26, 1999 approving the 1 for 100 reversal of the Company's common stock and the filing of a Certificate of Amendment to the Company's restated Certificate of Incorporation with the State of Delaware, the Company's number of shareholders has been reduced to 174. Therefore, on April 9, 1999, the Company filed Form 15 (Exhibit 99.3) with the Securities and Exchange Commission requesting de-registration of its common stock. Effectively, the Company has been privatized as of that date. Consequently, no future Annual Report on Form 10-K will be required.

     Four Corners Financial Corporation and its subsidiary, Four Corners Abstract Corporation ("Abstract"), provide services and products that are utilized in substantially all commercial and residential real estate transactions. As used herein, "Company" includes Four Corners Financial Corporation and Four Corners Abstract unless the context otherwise requires.

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

     Abstract and title companies are often asked to act as an escrow closing agent in a real estate transaction. This practice is allowable under New York State law. In this capacity, usually as a function of providing title insurance on real estate, the Company is asked to hold funds in escrow bank accounts until certain requirements are met or title defects are cured by the parties involved in the transaction. For this service the Company charges a fee based upon the length of time which the funds are to be held and/or the number of transactions (deposits, checks) to be handled. Also, the Company acts as a conduit for the sale and purchase of mortgages between financial institutions insuring that mortgage documents are received and funds for the purchase of mortgages are wired from buyer to seller in the correct amount and in a specified time frame. The Company also acts as settlement agent on Home Equity loans and refinanced mortgage loans for its title insurance underwriters and certain banks/lenders. During 1998, escrow closing services generated approximately $255,000 as compared to $75,000 and $31,000 in 1997 and 1996, respectively.

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

     Due to the increasing number of residential bank foreclosures, the Company has seen a significant increase in revenues from the sale of foreclosure related title search products during 1998 and 1997. The Company's ability to provide these services on a statewide basis has enhanced its market penetration in the foreclosure area. During 1998, the Company generated approximately $821,053 in revenues from foreclosure related products, representing 16% of total revenues as compared to $725,000 or 19% of revenues for 1997.

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

     The Company's total revenue for 1998 increased by 27.3% to $5,214,743 as compared to $3,789,864 in 1997. Revenue from title insurance increased significantly by 51.5% during 1998 to $1,997,540, representing 38% of total revenues, compared to 35% 1997 and 1996, respectively. Revenues from abstract and escrow related services also increased significantly to $3,217,203 as compared to $2,471,421 and $2,403,808 in 1997 and 1996 respectively.

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

     Marketing activities are conducted by a direct sales force of two employees, in addition to the Company's five Branch Managers, under the direction of the Company's Director of Sales and Marketing. Assistance and technical support is provided by all of the Company's branch office managers. Other marketing efforts include direct solicitation and advertising in publications targeted to serve mortgage lenders and attorneys, attendance at trade shows and conventions, and news releases.

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

Significant Customers

     During 1998, there were two customers accounting for more than 10% of the Company's gross revenues.

Industry Considerations and Seasonality

     The Company's business is related to the general real estate market and the fluctuations which occur therein, namely prevailing interest rates. As a result of the plan developed by Company management subsequent to year end 1994 to significantly reduce the Company's overhead expense structure in order to improve operations and cash flow, the Company returned to profitability in 1995. Interest rates remained relatively stable during 1996, an election year, while the economy continued to rebound and consumer confidence also improved. This was evidenced by an increase of 11% in recorded deeds and mortgages for 1996 as compared to 1995. However, due to competitive factors effecting the Company's title insurance revenue base, the Company's total revenues for 1996 declined slightly. Despite this decline in revenue, the Company remained profitable in 1996. Real estate activity in New York State during 1997 was comparable to 1996 levels. Recorded deeds and mortgages grew slightly by 2.2%. Company revenues increased comparably by slightly more than 1% to $3,789,864. During 1998 as interest rates began to fall once again, real estate mortgage activity in terms of loan originations began to heat up once again. Accordingly recorded deeds and mortgages in New York State increased by 12% as compared to 1997 levels.

As a result of the increase in settlement/escrow closings performed by the Company during 1998, where the Company is in control of all the title services necessary to close a loan transaction for various lenders, all segments of Company revenues increased substantially over 1997 levels. Total Company revenues increased by more than $1,400,000 or 27% during 1998 as a result of these factors. There can be no assurance that these or other factors will enable the Company to maintain its revenue and profitability in periods of declining real estate activity.

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

At December 31, 1998 the Company's total indebtedness to this bank decreased to $-0- as compared to $164,167 and $276,250 at December 31, 1997 and December 31, 1996 respectively.

The Company may borrow up to $100,000 under the terms of an unsecured line-of-credit. Amounts borrowed bear interest at the bank's prime interest rate plus 1%. The bank's prime rate was 7.75% at December 26, 1998. Borrowings under this line-of-credit are personally guaranteed by the Company's principal officers/stockholders. At December 26, 1998 and December 27, 1997, there was $82,500 and $100,000, respectively, outstanding under the terms of this line-of-credit.

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

Employees

     The Company and its subsidiaries employed approximately 80 persons at December 31, 1998, as compared to 70 in 1997 and 66 in 1996. Certain members of the Company's management must sign Confidentiality Agreements which prohibits the solicitation of information or resources to existing or potential competitors. The employees of the Company are not covered by any collective bargaining or other agreements and management believes its employee relations to be good.

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

     Abstract now leases approximately 9,000 square feet of such space at a net annual rent of $72,000, pursuant to a lease expiring June 30, 2000. The Company believes that the terms of its rental are at least comparable to those which it might have obtained if dealing with a non-affiliated third party. Rent and common charges were approximately $72,000 in 1998, 1997 and 1996, respectively. At December 31, 1998 there were no outstanding rental payments under this lease agreement. The Company owed approximately $15,000 and $18,100 for unpaid rent at December 31, 1997 and 1996, respectively.

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

Executive Officers of Registrant

     The executive officers of the Company are as follows:

     Name                     Age    Position with the Company
     ----                     ---    -------------------------

     Frank B. Iacovangelo     59     Chairman, Treasurer and Director

     William S. Gagliano      49     President and Director

     Bernard J. Iacovangelo   51     Vice President, Secretary and
                                     Director

Business Background of Executive Officers

     Set forth below is a brief description of the business backgrounds of the executive officers of the Company.

     Frank B. Iacovangelo has served as President, Treasurer, and a director of the Company from May, 1987 to January, 1999 when he was elected Chairman of the Board of Directors. He remains Treasurer of the Company. He is a practicing attorney and has been a partner in the law firm of Gallo & Iacovangelo of Rochester, New York for more than five years. Mr. Iacovangelo is also an officer, director and principal shareholder of Faber Construction Co., Inc. and Forest Creek Equity Corp., real estate development companies, and an owner of numerous real estate projects. In addition, Mr. Iacovangelo is President and director of Four Corners Abstract Corp., a wholly-owned subsidiary of the Company, which he co-founded in 1980. From 1987 until June, 1989, Mr. Iacovangelo was Chairman of the Board of Directors of a food service business which filed a petition under Chapter 11 of the U.S. Bankruptcy Code on November 20, 1989.

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

     William S. Gagliano has served as Executive Vice President of the Company and Four Corners Abstract Corp. from June, 1990 to January, 1999. In January, 1999 he was named President of the Company. He was elected Director of the Company in July, 1992. As President, he is responsible for day to day operations of the Company. He joined Four Corners Abstract Corp. in 1987 as Vice President of Finance and Administration.

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

     On May 25, 1999, the Company had 174 holders of record of its common stock.

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

                                         (In Thousands, Except Per Share Data)

                                     1998      1997       1996     1995       1994
                                     ----      ----       ----     ----       ----


STATEMENT OF OPERATIONS DATA:

     Revenue                       $ 5,214   $ 3,790   $ 3,707   $ 3,822   $ 4,780

     Income (loss) before taxes        307       189        89        99      (581)

     Net income (loss)                 172       189        86        97      (469)

     Net income (loss) per share   $  6.37   $  5.71   $  2.57   $  3.00   $   (14)

BALANCE SHEET DATA:

     Total assets                  $ 1,503   $ 1,455   $ 1,225   $ 1,240   $ 1,315

     Long-term obligations             101       100       357       202       564

     Stockholders' investment          491       319       116        56       (42)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Liquidity and Capital Resources

     The Company's cash flow was generated from operations, bank loans and advances made by principal stockholders.

     In 1998, the operations of the Company generated cash of $192,957. This cash flow, along with cash reserves from 1997 of $92,623, was sufficient to fund investments in assets of $25,316 and a net debt reduction of $126,131. In 1997, the cash flow from operations of $197,437 funded investments in assets of $10,906 and a net debt reduction of $130,520. In 1996, an operating cash flow of $174,519 funded an investment in assets and a corresponding decrease in debt financing of $58,474 and $142,224, respectively.

     Cash Flow From Operations. The cash provided by operations was slightly lower in 1998, being $192,957 versus $197,437 in 1997. This change was primarily due to the utilization of net operating losses in previous years resulting in significant cash outlays for income in 1998. The positive impact arose primarily from increased income from operations as a result of a significant revenue increase. The cash provided by operations in 1997 of $197,437 was greater than the 1996 amount of $174,519. This was a result of a smaller amount of net income in 1996.

     Cash Flow from Investing Activities. The Company made capital expenditures of $29,616, $35,407, and $16,346 in 1998, 1997 and 1996 respectively, primarily related to computer system upgrades, furniture and fixture purchases and vehicle purchases at various Company locations. Whereas the company made investments in its title plant of $52,622 in 1996 to support its ongoing business, no such commitment was made during 1997 or 1998.

     As of December 31, 1998, the Company had no material purchase commitments pending. In the past, the company has acquired other businesses for cash, notes and common stock.

     Cash Flow from Financing Activities. Primary cash flows from financing activities relate to changes in financing under lines-of-credit, notes payable and advances by principal stockholders. The Company has placed an emphasis on debt reduction during 1998 and 1997 given the improved cash flows from operations.

     The Company had various other notes payable outstanding at December 31, 1998 which totalled $109,380 primarily relating to the purchase of Company vehicles and other office equipment.

     The Company may borrow up to $100,000 under the terms of an unsecured line-of-credit. Amounts borrowed bear interest at the bank's prime interest rate plus 1%. Borrowings under this line-of-credit are personally guaranteed by the Company's principal officers/stockholders. At December 31, 1998 and 1997, there was $82,500 and $100,000, respectively, outstanding under the terms of this line-of-credit.

     The company repaid $189,131, $43,020 and $149,456 under its long-term debt agreements in 1998, 1997 and 1996, respectively. At December 31, 1996, additional borrowing activity in the amount of $10,232 was incurred. At December 31, 1998, the Company owed $177,500 to two of its principal stockholders/directors. For the years ended 1997 and 1996, this indebtedness amounted to $97,000 and $234,500, respectively. As of December 31, 1998, this outstanding debt bears interest at the rate of 10.5% per annum and the repayment of these advances is subordinated to the amounts outstanding under all other bank debt agreements.

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

2. Results of Operations

     (a) Percentage Comparison

     The following table presents certain financial data derived from the consolidated statements of operations of the Company for the years ended December 31, 1998, 1997 and 1996, expressed as a percentage of total revenues.

                                      Percentage of Total Revenues
                                        Years Ended December 31
                                    -------------------------------
                                      1998        1997        1996
                                    -------     -------     -------

Title insurance premiums              38.31%      34.79%      35.15%
Abstract/appraisal fees               61.69       65.21       64.85
                                    -------     -------     -------
Total revenues                       100.00      100.00      100.00

Direct costs of revenue              (20.00)     (21.48)     (20.80)
                                    -------     -------     -------
Gross profit                          80.00       78.52       79.20

Operating expenses:
         Personnel costs             (43.61)     (48.31)     (50.09)
         Other operating expenses    (29.85)     (23.82)     (25.10)
                                    -------     -------     -------

Operating income                       6.54        6.39        4.01
Other expenses                         (.65)      (1.41)      (1.64)

Income tax expense                    (1.87)         --        (.06)

Extraordinary Item                     (.72)         --          --
                                    -------     -------     -------

Net income                             3.30%       4.98%       2.31%
                                    =======     =======     =======

     (b) Operating Revenues

     Combined revenues of the Company increased 37.59% from $3,789,864 for the year ended December 31, 1997 to $5,214,743 for the year ended December 31, 1998. The Company experienced an increase in total revenues of $83,086 or 2.24% from 1996 to 1997.

     The revenue increase over the past three years has been a result of positive economic conditions and a robust real estate market in the northeast. This trend began in 1996 as the housing market rebounded from previously poor conditions within the geographic areas where the Company does business. Whereas a slight upturn in the industry led to a minor increase in total revenues in 1997, a significant impact was recognized in 1998. The Company expects total revenues to increase during 1999 as consumer confidence continues and as the volume of orders increases from those customers lost to lower-priced non-performing competitors.

     Specifically, revenue from title insurance premiums increased by 51.50% during 1998 to $1,997,540 versus $1,318,443 in 1997. This increase in title insurance revenue for 1998 combined with a larger increase in revenue from abstract and other related services were the determining factors for the increase in total revenues for the year. These revenues from abstract services amounted to $3,217,203 in 1998 as compared to $2,471,421 in 1997. This difference represents an increase of $745,782 or 30.18%. A similar increase occurred when the same revenues increased by $67,613 or 2.81% from $2,403,808 in 1996. The Company experienced an increase in title insurance revenue during 1997 of 2.81% from $2,403,808 realized in 1996.

     (c) Direct Costs of Revenue

     Direct costs of revenue consist of commissions paid to underwriters of title insurance and subcontractor costs paid to other title companies and/or independent contractors. Direct costs of revenue have increased by 28.19% from $814,035 in 1997 to $1,043,507 in 1998. From 1996 to 1997, these same costs increased in a slightly less dramatic fashion to $814,035 or 5.60% from $770,834 in 1996. As a result of the positive aspect of producing a higher percentage of orders using its own work force, the percentage increase in direct costs has been slightly lower than the percentage increase in revenue.

     (d) Operating Expenses

     Direct and indirect personnel costs and other operating expenses are incurred in connection with producing title searches and title examinations, title insurance policies and maintaining the Company's title plant. Total operating expenses decreased from $2,786,219 for the year ended December 31, 1996 to $2,733,595 for the same period in 1997. Due to significantly higher sales volumes in 1998, operating expenses increased dramatically in 1998 to $3,829,983. These increases were primarily attributable to payroll and other variable costs associated with the changing volume of abstract and title orders, as well as bonuses paid to the Company's management.

     In 1997, gross payroll and benefits amounted to $1,830,769 as compared to $1,856,772 in 1996. Office supplies, especially postage, increased from $119,249 to $142,713 during the same period. However, the Company experienced sizeable increases in operating expenses, office supplies, postage, gross payroll and benefits in 1998. These increases are directly attributable to the significantly higher sales volume in 1998. The significant variances in expenses for 1998 are shown in the table below.

       Expense Item            1998        1997        1996
       ------------            ----        ----        ----

Gross Payroll & Benefits    2,292,543   1,830,769   1,856,772

Office supplies & postage     208,685     142,713     119,249

Interest Expense               32,691      45,456      60,661

     As with any service company, the major item of expense associated with the Company's operations is gross payroll and employee benefits. As a percentage of revenues, personnel costs and fringe benefits represented 43% in 1998, 48% in 1997, and 50% in 1996. As a result of a continuing stabilization of company revenues following more traditional trends during 1997 and 1996, the Company was able to control payroll expenditures in a much more effective manner. The Company is continuing a strategic emphasis on productivity, geographic full service, and total quality standards. The Company's work force has increased slightly from 66 in 1996, 70 in 1997 to 85 in 1998.

     Based on enhanced sales order volume and reduced operating expenses, income from operations for 1998 was $341,253 versus $242,234 in 1997. Net income was $172,165 for the 1998 calendar year whereas a corresponding net income in the amount of $188,138 was realized for 1997. The decrease is the result of income tax expense of $97,395 in 1998. In 1996, the Company experienced income from operations and net income to the extent of $149,725 and $89,064, respectively.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table names the directors and indicates their age, their position with the Company or their principal occupation or employment, and the approximate number of shares of Common Stock beneficially owned by each director and all directors and officers as a group as of December 31, 1998.

                                                                                     Shares of
                          Position with the                                          Common Stock                 Percent
                          Company or Princi-                  Director               Beneficially                   of
Name            Age        pal Occupation                       Since                   Owned                      Class
---------------------------------------------                 --------               --------------               -------

Frank B.         59       Chairman and                          1987                  1,366,939 (3)               41.50%
Iacovangelo               Treasurer (1)

Bernard J.       51       Vice President                        1987                  1,376,339 (4)               41.80%
Iacovangelo               Secretary (1)

William S.       49       President and                         1992                     15,758                     .48%
Gagliano                  Director (1)

Anthony M.       58       President, director                   1987                     87,913 (5)                2.66%
Iacovangelo               and principal share-
                          holder of Faber
                          Construction Co., Inc.
                          Rochester,  NY  (2)
All Directors and Officers of the                                                     2,846,949                   86.44%
Company as a group (four persons)                                                     (3)(4)(5)


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

(3) Includes 300,000 shares owned by children of Frank B. Iacovangelo, beneficial ownership of which is disclaimed. Also includes 40% of the 369,129 shares owned by Wegman Building Associates, a partnership in which Frank Iacovangelo owns a 40% interest.

(4) Includes 500,000 shares owned by a Trust for the benefit of Bernard J. Iacovangelo's children, the Trustees of which are Mr. Iacovangelo's wife, Patricia, and his brother, Frank. Mr. Iacovangelo disclaims beneficial ownership of these shares. Also includes 40% of the 369,129 shares owned by Wegman Building Associates, a partnership in which Bernard Iacovangelo has a 40% interest.

(5) Includes 10% of the 369,129 shares owned by Wegman Building Associates, a partnership in which Anthony Iacovangelo has a 10% interest. Also includes options to purchase 1,000 shares of Common Stock.

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

          Name and                                    Annual Compensation (1)
     Principal Position                               -----------------------
     ------------------                                     Yearly Salary
                                                            -------------

     Frank B. Iacovangelo                                1998  --  $30,000
     President, Chief                                    1997  --   - 0 -
     Executive Officer                                   1996  --   - 0 -
     and Treasurer


----------
(1) Mr. Iacovangelo receives no other compensation or benefits from the Company. He neither received nor exercised any options during 1998 and he held no options at December 31, 1998.

     Remuneration of Directors

     During 1998, three directors of the Company received $20,000 in remuneration for serving as directors or as members of committees.

     The Company's 1992 Stock Option Plan (the "Option Plan") provides for automatic grants of stock options to each member of the Board of Directors who is not also an employee of the Company. Mr. Anthony Iacovangelo is a non-employee director.

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

Item 12. Security Ownership of Certain Beneficial owners and Management

     On December 31, 1998, the Company had outstanding and entitled to vote with respect to all matters to be acted upon at the Annual Meeting of Stockholders, 3,293,733 shares of Common Stock ($.04 par value). Each share of Common Stock is entitled to one vote. The Company currently has no other outstanding class of equity securities.

     In September, 1996, the Company purchased 50,000 shares of its common stock from a former director.

     The following table sets forth information as of December 31, 1998 showing all persons who, to the Company's knowledge, were beneficial owners of 5% or more of any class of its shares. All persons listed below have sole voting and investment power with respect to their shares unless otherwise indicated.

                                        Amount and Nature of         Percent of
Name and Address                       Beneficial Ownership             Class
-------------------------------------------------------------------------------
Frank B. Iacovangelo                     1,366,939 (1) (3)             41.50%
39 State Street
Rochester, NY  14614

Bernard J. Iacovangelo                   1,376,339 (2) (3)             41.80%
39 State Street
Rochester,  NY  14614

Wegman Building                           369,129 (3)                  11.21%
  Associates
39 State Street
Rochester,  NY  14614

(1) Includes 300,000 shares owned by children of Frank B. Iacovangelo, beneficial ownership of which is disclaimed. Also includes 40% of the 369,129 shares owned by Wegman Building Associates, a partnership in which Mr. Iacovangelo has a 40% interest.

(2) Includes 500,000 shares owned by a Trust for the benefit of Bernard J. Iacovangelo's children, the Trustees of which are Mr. Iacovangelo's wife, Patricia, and his brother, Frank. Mr. Iacovangelo disclaims beneficial ownership of these shares. Also includes 40% of the 369,129 shares owned by Wegman Building Associates, a partnership in which Bernard Iacovangelo has a 40% interest.

(3) Wegman Building Associates is a general partnership in which Messrs. Frank, Bernard and Anthony Iacovangelo have a 40%, 40% and 10% interest, respectively. They have shared voting and investment power with respect to the shares owned by the partnership.

Item 13. Certain Relationships and Related Transactions

     The principal offices of the Company are located at 370 East Avenue, Rochester, New York. These facilities are leased from Fitch Building Associates, a partnership in which Messrs. Frank B., Bernard J., and Anthony M. Iacovangelo, directors and/or officers of the Company, are partners. Four Corners Abstract Corporation ("FCAC"), a subsidiary of the Company, currently leases approximately 11,500 square feet of such space, pursuant to a lease expiring on June 30, 2000 at a monthly rent of $6,000 through January, 1999 and $7,665 through June, 2000.

     The Company also leases storage space in Rochester, New York from another company controlled by one of its principal stockholders/ directors at an annual rent of $45,000 through December, 1999.

     Annual rental payments, pursuant to the lease, including common area charges, were approximately $117,000, in 1998 and $72,000 in 1997 and 1996, respectively. During 1997, total unpaid rent of $18,100 was forgiven by the related party. At December 31, 1998 there were no outstanding rental payments. The company owed approximately $15,000 for unpaid rent at December 31, 1997.

     Messrs. Frank and Bernard Iacovangelo, officers and directors of the Company, are members of the law firm of Gallo & Iacovangelo, general counsel to the Company.

     During 1997 and 1996, Frank Iacovangelo, President of the Company, made advances to the Company. As of December 26, 1998, these advances bear interest at the rate of 10.5% per annum and repayment is subordinated to the amounts outstanding under the Company's line of credit agreements. Mr. Iacovangelo has agreed not to require payment of these advances through January 1, 2000. At December 31, 1998, 1997 and 1996, this indebtedness amounted to $47,500, $97,000, and $234,500, respectively. In 1998, the Company paid Mr. Iacovangelo $7,948 in interest.

     In 1999, 1997 and 1996, approximately 12%, 8%, and 4%, respectively, of the Company's revenue was derived from the law firm of Gallo and Iacovangelo, a related party. At December 31, 1998, 1997, and 1996, the Company was owed $76,346, $79,125, and $44,878 respectively, from Gallo and Iacovangelo. Rates charged were comparable to those charged similar customers.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) The following documents are filed as a part of this report and as response to Item 8:

     (1)  Financial Statements

          -    Auditors' Report dated March 16, 1999

          -    Consolidated Balance Sheets - December 31, 1998 and 1997

          - Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996

          - Consolidated Statements of Changes in Stockholders' Investment for the Years Ended December 31, 1998, 1997 and 1996

          - Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

          -    Notes to Consolidated Financial Statements (1) through (11)

     (2)  Financial Statement Schedules

          -    Auditors' Report Dated March 16, 1999

          - Schedule VII - Valuation and Qualifying Accounts for the Years Ended December 31, 1998, 1997 and 1996

     (3)  Exhibits

          (a)  22     Subsidiaries of Registrant

               27     Financial Data Schedule

               99.1   Proxy Statement

               99.2 Certificate of Amendment to Restated Certificate of Incorporation

               99.3   Form 15

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

Dated:                                      FOUR CORNERS FINANCIAL CORPORATION

By: /s/ Frank B. Iacovangelo
   ---------------------------------------
       Frank B. Iacovangelo, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities on the dates indicated.

/s/ Frank B. Iacovangelo                                           June 11, 1999
---------------------------------------
Frank B. Iacovangelo
Chairman, Treasurer and Director
(Chief Executive Officer and
Chief Financial Officer

/s/ William S. Gagliano                                            June 11, 1999
---------------------------------------
William S. Gagliano
President, Chief Accounting Officer
and Director

/s/ Bernard J. Iacovangelo                                         June 11, 1999
---------------------------------------
Bernard J. Iacovangelo
Vice President, Secretary and
Director

/s/ Anthony M. Iacovangelo                                         June 11, 1999
---------------------------------------
Anthony M. Iacovangelo
Director

                      FOUR CORNERS FINANCIAL CORPORATION

                                AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS

                 AS OF DECEMBER 26, 1998 AND DECEMBER 27, 1997

                                 TOGETHER WITH

                         INDEPENDENT AUDITORS' REPORT

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                        Page

Independent Auditors' Reports

Consolidated Balance Sheets as of December 26, 1998 and December 27, 1997                                 1

Consolidated Statements of Income for the years ended
  December 26, 1998, December 27, 1997 and December 28, 1996                                              2

Consolidated Statements of Changes in Stockholders'  Equity for the
  years ended December 26, 1998, December 27, 1997 and December 28, 1996                                  3

Consolidated Statements of Cash Flows for the years ended
  December 26, 1998, December 27, 1997 and December 28, 1996                                              4

Notes to Consolidated Financial Statements                                                             5 to 13


                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Four Corners Financial Corporation
 and Subsidiary

         We have audited the accompanying consolidated balance sheet of Four Corners Financial Corporation and Subsidiary as of December 26, 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Four Corners Financial Corporation and Subsidiary as of December 26, 1998, and the results of their operations, and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                            FREED MAXICK SACHS & MURPHY, P.C.

March 16, 1999
Buffalo, New York

                         INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Four Corners Financial Corporation and Subsidiary:


        We have audited the accompanying consolidated balance sheets of Four Corners Financial Corporation and Subsidiary as of December 27, 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Four Corners Financial Corporation and Subsidiary as of December 27, 1997, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.


                                            BONADIO & CO., LLP

November 30, 1998
Rochester, New York

               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 26, 1998 AND DECEMBER 27, 1997





                                     ASSETS

                                                          1998           1997
                                                          ----           ----

CURRENT ASSETS:
    Cash                                           $     134,133   $      92,623
    Cash restricted- escrow deposits                     150,971         240,465
    Accounts receivable, net of allowance for
      doubtful  accounts of $174,000  and $90,000
      in 1998 and 1997, respectively                     535,747         573,623
    Prepaid expenses                                       5,890           7,819
    Deferred tax asset                                    65,000               -
    Current portion of note receivable                         -           3,750
                                                   -------------   -------------




      Total current assets                               891,741         918,280


PROPERTY AND EQUIPMENT, net                              185,776         110,240

TITLE PLANT                                              419,905         419,905


 OTHER ASSETS:
    Security deposits                                      6,077           6,627



                                                   -------------   -------------


                                                   $   1,503,499   $   1,455,052
                                                   =============   =============



                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        1998           1997
                                                        ----           ----

CURRENT LIABILITIES:
    Demand note payable                          $      82,500   $     100,000
    Current portion of notes payable                    37,550         173,462
    Current  portion of  subordinated  debt due
     to officers/stockholders                          148,000          18,000

    Accounts payable and other accrued expenses        320,206         373,843
    Accounts payable - related parties                       -          19,907
    Escrow deposits                                    150,971         240,465

    Accrued income taxes                                28,927           3,296

    Accrued payroll and related taxes                  143,289         107,779
                                                 -------------   -------------

      Total current liabilities                        911,443       1,036,752



LONG-TERM LIABILITIES, net of current portion:
    Notes payable                                       71,830          20,739
    Subordinated debt due to officers/
     stockholders                                       29,500          79,000
                                                 -------------   -------------


      Total long-term liabilities                      101,330          99,739
                                                 -------------   -------------

      Total liabilities                              1,012,773       1,136,491
                                                 -------------   -------------


STOCKHOLDERS' EQUITY:
    Common stock, $4.00 par value, 150,000
      shares authorized, 33,487 issued and
      32,937 outstanding in 1998 and 1997              133,752         133,752
    Additional paid-in capital                         849,502         849,502
    Accumulated deficit                               (461,903)       (634,068)
                                                 -------------   -------------

                                                       521,351         349,186

    Less:  Treasury stock; at cost 550 shares          (30,625)        (30,625)
                                                 -------------   -------------


      Total stockholders' equity                       490,726         318,561
                                                 -------------   -------------


                                                 $   1,503,499   $   1,455,052
                                                 =============   =============





The accompanying notes are an integral part of these consolidated statements.

               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

 FOR THE YEARS ENDED DECEMBER 26, 1998, DECEMBER 27, 1997 AND DECEMBER 28, 1996


                                                                    1998                       1997                      1996
                                                                    ----                       ----                      ----
REVENUE:
   Abstract and appraisal services                             $   3,217,203              $   2,471,421             $   2,403,808
   Title insurance premiums                                        1,997,540                  1,318,443                 1,302,970
                                                               -------------              -------------             -------------

                                                                   5,214,743                  3,789,864                 3,706,778
                                                               -------------              -------------             -------------
DIRECT COSTS OF REVENUE:
   Abstract and appraisal services                                  (611,330)                  (503,421)                 (400,328)
   Title insurance premiums                                         (432,177)                  (310,614)                 (370,506)
                                                               -------------              -------------             --------------

                                                                  (1,043,507)                  (814,035)                 (770,834)
                                                               -------------              -------------             -------------

      Gross profit                                                 4,171,236                  2,975,829                 2,935,944

OPERATING EXPENSES                                                (3,829,983)                (2,733,595)               (2,786,219)
                                                               -------------              -------------             -------------

      Income from operations                                         341,253                    242,234                   149,725
                                                               -------------              -------------             -------------

OTHER EXPENSES:
   Interest                                                          (32,691)                   (45,560)                  (60,661)
   Loss on disposal of property                                       (1,462)                    (7,836)                        -
                                                               -------------              -------------             -------------

                                                                     (34,153)                   (53,396)                  (60,661)
                                                               -------------              -------------             -------------

      Income before  income taxes and  extraordinary                 307,100                    188,838                    89,064
item

PROVISION FOR INCOME TAXES                                           (97,395)                      (700)                   (3,346)
                                                               -------------              -------------             -------------

INCOME BEFORE EXTRAORDINARY ITEM                                     209,705                    188,138                    85,718

EXTRAORDINARY ITEM (NOTE 8)                                          (37,540)                    -                          -
                                                               -------------              -------------             -------------

NET INCOME                                                     $     172,165              $     188,138             $      85,718
                                                               =============              =============             =============

PER SHARE DATA - BASIC :
   NET INCOME  BEFORE EXTRAORDINARY ITEM                       $        6.37              $        5.71             $        2.57
                                                               =============              =============             =============

   EXTRAORDINARY ITEM                                          $      (1.14)              $       -                 $       -
                                                               =============              =============             =============




The accompanying notes are an integral part of these consolidated statements.

               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

 FOR THE YEARS ENDED DECEMBER 26, 1998, DECEMBER 27, 1997 AND DECEMBER 28, 1996



                                                               Common Stock
                                                               -----------
                                                                                         Additional
                                                           Shares                         Paid-in       Accumulated      Treasury
                                                        Outstanding        Amount         Capital         Deficit         Stock
                                                        -----------        ------        ---------      -----------      --------
BALANCE - December 25, 1995                                3,343,733   $     133,752   $     835,402   $    (907,924) $      (5,625)

   Retroactive effect of reverse stock split              (3,310,296)              -               -               -              -

   Net income                                                      -               -               -          85,718              -

   Purchase of treasury stock                                   (500)              -               -               -        (25,000)
                                                       -------------   -------------   -------------   -------------  -------------


BALANCE - December 28, 1996                                   32,937         133,752         835,402        (822,206)       (30,625)

   Net income                                                      -               -               -         188,138              -

   Forgiveness of rent due to related party, net of
     income taxes of $4,000                                        -               -          14,100               -              -
                                                       -------------   -------------   -------------   -------------  -------------


BALANCE - December 27, 1997                                   32,937         133,752         849,502        (634,068)       (30,625)

   Net income                                                      -               -               -         172,165              -
                                                       -------------   -------------   -------------   -------------  -------------


BALANCE - December 26, 1998                                   32,937   $     133,752   $     849,502   $    (461,903) $     (30,625)
                                                       =============   =============   =============   ============== ==============




                                                           Total
                                                       Stockholders'
                                                           Equity
                                                       -------------
BALANCE - December 25, 1995                            $      55,605

   Retroactive effect of reverse stock split                       -

   Net income                                                 85,718

   Purchase of treasury stock                                (25,000)
                                                       -------------


BALANCE - December 28, 1996                                  116,323

   Net income                                                188,138

   Forgiveness of rent due to related party, net of
     income taxes of $4,000                                   14,100
                                                       -------------


BALANCE - December 27, 1997                                  318,561

   Net income                                                172,165
                                                       -------------


BALANCE - December 26, 1998                            $     490,726
                                                       =============




The accompanying notes are an integral part of these consolidated statements.

               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE YEARS ENDED DECEMBER 26, 1998, DECEMBER 27, 1997 AND DECEMBER 28, 1996


                                                                                         1998             1997             1996
                                                                                         ----             ----             ----

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                      $     172,165     $     188,138    $      85,718
  Adjustments to reconcile net income to cash flow from operating activities:
     Provision for bad debts                                                             84,000             6,000                -
     Loss on disposal of property and equipment                                           1,462             7,836                -
     Depreciation and amortization                                                       56,928            59,854           79,995
     Deferred tax benefit                                                               (65,000)                -                -
     Other                                                                                    -            (4,000)               -
     Changes in:
       Accounts receivable                                                              (46,124)          (68,861)         (45,581)
       Prepaid expenses                                                                   1,929            (1,905)           7,402
       Accounts payable and other accrued expenses                                      (73,544)          (35,247)          33,918
       Accrued income taxes                                                              25,631             1,796                -
       Accrued payroll and related taxes                                                 35,510            43,826           13,067
                                                                                  -------------     -------------    -------------

          Net cash flow from operating activities                                       192,957           197,437          174,519
                                                                                  -------------     -------------    -------------




CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                   (29,616)          (35,407)         (16,346)
  Payments received on note receivable                                                    3,750             3,750            5,000
  Change in security deposits                                                               550             2,133            6,496
  Change in cash value of officer life insurance                                              -            18,618           (1,002)
  Investment in title plant                                                                   -                 -          (52,622)
                                                                                  -------------     -------------    -------------

          Net cash flow from investing activities                                       (25,316)          (10,906)         (58,474)
                                                                                  -------------     -------------    -------------


CASH FLOW FROM FINANCING ACTIVITIES:
  Change in demand note payable                                                         (17,500)           50,000           15,000
  Borrowings on notes payable                                                                 -                 -           10,232
  Repayment of notes payable                                                           (189,131)          (43,020)        (149,456)
  Borrowings on subordinated debt due to officers/stockholders                          130,000                 -            7,000
     Repayment of subordinated debt due to officers/stockholders                        (49,500)         (137,500)               -
  Purchase of treasury stock                                                                  -                 -          (25,000)
                                                                                  -------------     -------------    -------------

          Net cash flow from financing activities                                      (126,131)         (130,520)        (142,224)
                                                                                  -------------     -------------    -------------

NET CHANGE IN CASH                                                                       41,510            56,011          (26,179)

CASH - beginning of year                                                                 92,623            36,612           62,791
                                                                                  -------------     -------------    -------------

CASH - end of year                                                                $     134,133     $      92,623    $      36,612
                                                                                  =============     =============    =============



The accompanying notes are an integral part of these consolidated statements.

               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          DECEMBER 26, 1998, DECEMBER 27, 1997, AND DECEMBER 28, 1996



(1)     The Company

        Four Corners Financial Corporation (FCFC) and its subsidiary, Four Corners Abstract Corporation (FCAC) provide services and products including real estate title searching, preparation of abstracts of title and issuance of title insurance as an agent for certain national underwriting companies primarily in Western and Central New York State. All of these services and products are required in connection with the mortgaging, sale or purchase of real property.

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

        Fiscal Year -

        The Company uses a 52-53 week fiscal year ending on the last Saturday of December. There were 52 weeks in fiscal 1998, 1997 and 1996.

        Cash -

        The Company maintains its cash in accounts at financial institutions which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk with respect to these accounts.

        Escrow Deposits -

        As a service to its customers, the Company administers escrow deposits representing undisbursed amounts received for settlements of mortgage loans or property sales and indemnities against specific title risks. These funds are restricted for this purpose and recorded as both a current asset and a current liability in the accompanying consolidated balance sheet.

        Property and Equipment -

        Property and equipment is stated at cost and is depreciated using accelerated and straight-line methods over the following useful lives:

                 Furniture and equipment                         3 - 10 years
                 Vehicles                                             5 years
                 Leasehold improvements                         Term of lease

        At the time of retirement or other disposition of property, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statement of income. Repairs and maintenance costs are charged to expense when incurred.

        Long-lived assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is recognized if the sum of the undiscounted future cash flows is less than the carrying amount of the asset. As of December 26, 1998, the Company believes that no impairment exists.

        Title Plant -

        Title plant consists of copies of public records, maps and other relevant historical documents which facilitate the preparation of title abstract reports without the necessity of manually searching official public records.

        The Company has incurred identifiable costs related to the activities necessary to construct a title plant which are reflected as assets. A title plant is regarded as a tangible asset having an indefinite economic life; accordingly, title plant costs are not depreciated. The Company periodically evaluates the carrying value of the title plant to determine if there has been an impairment in the value due to effects of obsolescence, demand, competitive actions and abandonment. At December 26, 1998, no impairment in value has been recognized.

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

        Concentration of Credit Risk -

        The Company received approximately 11% of its revenue from one customer during 1998. Accounts receivable from this customer amounted to approximately $115,000 at December 26, 1998. The loss of this customer may have an adverse effect on the future results of operations.

        Advertising Costs -

        The Company expenses advertising costs in the year incurred. Advertising expense was $26,466, $21,370 and $17,248 for the fiscal years ended in 1998, 1997 and 1996, respectively.

        Net Income Per Share -

        The Company has adopted Statement of Financial Accounting Standards
        (SFAS) No. 128, "Earnings Per Share" (EPS), which is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 requires dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net income divided by the weighted-average number of common shares outstanding for the period. The weighted average number of common shares outstanding was 32,937 for 1998 and 1997 and 33,312 for 1996. The Company had no outstanding options, warrants or other potential common stock equivalents in any of the three years ended December 26, 1998. Reported EPS in prior periods have been restated to conform to the provisions of SFAS 128.

        Statement of Cash Flows -

        Cash paid for interest in 1998, 1997 and 1996 was $32,691, $45,560 and $58,394 respectively. Cash paid for income taxes in 1998, 1997 and 1996 were $136,764, $1,404 and $3,346, respectively. During 1998, the
        Company entered into direct financing transactions for the acquisition of vehicles and equipment in the amount of $104,308.

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

        Fair Value of Financial Instruments -

        The Company's financial instruments consist of cash, accounts and notes receivable, accounts payable and debt. The carrying amounts approximate their fair value due to their short term maturity, or in the case of long term debt, such amounts bear rates of interest which approximate the Company's current borrowing rate for instruments with similar terms.

(3)     Property and Equipment

        Property and equipment consisted of the following at December 26, 1998 and December 27, 1997:

                                                                                      1998              1997
                                                                                      ----              ----
             Furniture and equipment                                              $     971,407    $     900,979
             Vehicles                                                                   129,795           87,685
             Leasehold improvements                                                      49,564           49,564
                                                                                  -------------    -------------

                                                                                      1,150,766        1,038,228

             Less:  Accumulated depreciation and amortization                          (964,990)        (927,988)
                                                                                  -------------    -------------

                                                                                  $     185,776    $     110,240
                                                                                  =============    =============



        Depreciation and amortization expense for 1998, 1997 and 1996 was $56,928, $59,854 and $79,995, respectively.


(4)     401(k) Plan

        The Company sponsors a 401(k) plan for its employees. Under the plan, each eligible participant may contribute a percentage, up to 15% of compensation, to the plan. Participants' accounts are credited for their contributions upon disbursement of payroll. Discretionary employer matching contributions are provided for in the plan.

        The 401(k) plan discretionary matching expense was $8,832, $7,665 and $7,348 for the fiscal years ended in 1998, 1997 and 1996, respectively.


(5)     Income Taxes

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

        The provision for income taxes consisted of the following for the fiscal years ended in 1998, 1997 and 1996:

                                                                       1998             1997              1996
                                                                       ----             ----              ----

             Federal:
                 Current                                        $     120,951     $           -    $           -
                 Deferred                                             (48,000)                -                -
             State:
                 Current                                               41,444               700            3,346
                 Deferred                                             (17,000)                -                -
                                                                --------------    -------------    -------------

                                                                $      97,395     $         700    $       3,346
                                                                =============     =============    =============

        Income tax expense for 1998, 1997 and 1996 differs from the expected tax expense computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes as follows:

                                                                       1998             1997              1996
                                                                       ----             ----              ----
        Expected tax expense                                    $      91,800     $      68,400    $      30,300
             Effect of graduated Federal rates                         (3,100)           (6,100)          (3,400)
             State income taxes, net of Federal
               income tax benefit                                      23,600            11,200            5,300
             Change of valuation allowance
               related to loss carryforwards                          (27,000)          (74,300)         (27,800)
             Other, net                                                12,095             1,500           (1,054)
                                                                -------------     -------------    --------------

                                                                $      97,395     $         700    $       3,346
                                                                =============     =============    =============

        The tax effects of temporary differences that give rise to deferred taxes are as follows at December 26, 1998, December 27, 1997 and December 28, 1996:

                                                                     1998             1997              1996
                                                                     ----             ----              ----
             Deferred tax asset:
                 Accounts receivable allowance                  $      52,200     $      27,000    $      25,200
                 Accrued liabilities                                   12,800                 -                -
                 Net operating loss carryforward                            -                 -           76,100
                 Valuation allowance                                        -           (27,000)        (101,300)
                                                                -------------     --------------   --------------

                                                                $      65,000     $           -    $           -
                                                                =============     =============    =============



        A valuation allowance was provided for the deferred tax asset in 1997 and 1996 due to the uncertainty of realization.

(6)     Demand Note Payable

        The Company may borrow up to $100,000 under the terms of an unsecured line-of-credit. Amounts borrowed bear interest at the bank's prime interest rate plus 1%. The bank's prime rate was 7.75% at December 26, 1998. Borrowings under this line-of-credit are personally guaranteed by the Company's principal officers/stockholders. At December 26, 1998 and December 27, 1997, there was $82,500 and $100,000, respectively, outstanding under the terms of this line-of-credit.

(7)     Notes Payable

        Notes payable consisted of the following at December 26, 1998 and December 27, 1997:

                                                                                           1998              1997
                                                                                           ----              ----
      Various notes payable with aggregate monthly installments of $3,737
      ($1,116 - 1997), including interest at rates ranging from .9% to 12.2%.
      These notes mature through October, 2002 and are collateralized by the related equipment.
                                                                                     $     109,380    $      30,034

      Note payable to a bank with monthly principal payments of $6,230 through
      October, 1999, plus interest at the bank's prime rate plus 1.25%. This note was guaranteed by the officers/stockholders of the Company and was collateralized by substantially all of the Company's assets. The note was paid in full in 1998.
                                                                                                 -          134,167

      Term note payable to a bank with monthly principal payments of $1,542 through October, 1999, plus interest at the bank's prime rate plus 1%.
      This note was also guaranteed by the officers/stockholders of the Company and was collateralized by substantially all of the Company's assets. The note was paid in full in 1998.

                                                                                                 -           30,000
                                                                                     -------------    -------------
                                                                                           109,380          194,201

                Less:  Current portion                                                     (37,550)        (173,462)
                                                                                     -------------    -------------

                                                                                     $      71,830    $      20,739
                                                                                     =============    =============



        The notes payable to a bank required the Company to meet certain financial covenants. At December 27, 1997 and December 28, 1996, the Company was not in compliance with all of the financial covenants. The Company obtained a waiver from the bank for these covenants through December, 1997 and 1996. At December 27, 1997, $70,903 of long-term notes payable had been classified as current due to the covenant violation.

        Future maturities of long-term debt are as follows at December 26, 1998:

                 1999.............................................$      32,586
                 2000.............................................       29,428
                 2001.............................................       20,438
                 2002.............................................        8,461
                                                                  -------------

                                                                  $      90,913
                                                                  =============

(8)     Stockholders' Investment

        Reverse Stock Split -

        On March 26, 1999 the Company's Board of Directors authorized a 1-for-100 reverse stock split. In conjunction with the reverse stock split, the number of authorized shares will be reduced from 15,000,000 to 150,000 and the par value increased from $.04 to $4.00 per share. This transaction was given retroactive effect in the accompanying financial statements and related footnotes. The Board intends to have the Company purchase the stock of all fractional shareholders after the reverse split. The purchase price per share after the reverse stock split will be $12. The total amount to be paid to fractional shareholders to purchase their fractional shares is approximately $2,500. The costs incurred relating to this transaction during the year ended December 26, 1998 amounted to $37,540 and have been reported as an extraordinary item in the accompanying statement of income. The Company also intends to pay shareholders who hold fractional shares as a result of a 1992 1-for-4 reverse stock split. The total amount to be paid to these shareholders is approximately $1,700.

        Stock Options -

        In July, 1992, the Company's Board of Directors adopted and the stockholders approved the 1992 Stock Option Plan (1992 Plan) which replaced the 1988 Stock Incentive Plan (1988 Plan).

        Under the 1992 Plan, the Company may issue incentive stock options, non-statutory options, non-employee director options and reload options. The Company has reserved 6,475 common shares for issuance under the 1992 plan. The exercise price of incentive, non-statutory and reload options will not be less than fair market value at date of grant. Incentive and non-statutory options will generally expire ten years from date of grant. Reload options will have a term equal to the remaining option term of the underlying option.

        The 1992 Plan also provides for annual grants of stock options to purchase 5 shares of the Company's common stock to non-employee directors of the Company with an exercise price not less than fair market value at date of grant. These options will expire ten years from date of grant.

        The Company did not have any outstanding options under the 1992 plan as of December 26, 1998, December 27, 1997 and December 28, 1996. There were no options issued during the three years ended December 26, 1998.


(9)     Related Party Transactions

        Subordinated Debt Due to Officers/Principal Stockholders -

        During 1997 and 1996, one of the Company's officers/stockholders made advances to the Company. The outstanding amount of these advances was $177,500 and $97,000 at December 26, 1998 and December 27, 1997,
        respectively. Amounts borrowed bear interest at the prime rate plus 3%. The prime rate was 7.75% at December 26, 1998. Interest expense was $7,948, $18,149 and $21,292 during 1998, 1997 and 1996, respectively. Repayment of these advances is subordinated to the amounts outstanding under all other bank debt agreements. Principal repayment in future years is scheduled for $18,000 per year.

        On December 26, 1998, two of the Company's officers/stockholders made additional advances to the Company for $65,000 each. Amounts borrowed bear interest at 10.5% due monthly. These advances are due and payable on December 25, 1999.

     Future maturities of total debt due to officers/principal stockholders are as follows at December 26, 1998:

                 1999...............................................$    148,000
                 2000...............................................      18,000
                 2001...............................................      11,500
                                                                    ------------
                                                                    $    177,500
                                                                    ============

        Office Lease Commitment -

        The Company leases its Rochester facility through June 2000 from a company controlled by FCAC's principal stockholder at a monthly rent of $6,000 through January, 1999, and $7,665 through June, 2000. The Company also leases storage space in Rochester from another company controlled by FCAC's principal stockholder at an annual rent of $45,000 through December, 1999. Rent and common area charges were approximately $117,000 in 1998 and $72,000 in 1997 and 1996. At
        December 26, 1998, there were no outstanding rental payments. The Company owed approximately $15,000 for unpaid rent at December 27, 1997, which is included in accounts payable to related parties in the accompanying balance sheet.

        Minimum future lease payments under lease agreements with related parties are as follows at December 26, 1998:

                 1999...............................................$    135,315
                 2000...............................................      45,990
                                                                    ------------

                                                                    $    181,305
                                                                    ============

        During 1997, total unpaid rent of $18,100 was forgiven by another related party. This amount has been reflected as a capital contribution, net of income taxes of $4,000 in the financial statements for the year ended December 27, 1997.

        Revenue and Accounts Receivable -

        In each of 1998, 1997 and 1996, approximately 12%, 8%, and 4%, respectively, of abstract revenue was derived from a law firm in which an officer/stockholder is a partner in. At December 26, 1998, December 27, 1997 and December 28, 1996, the Company was owed $76,346, $79,125 and $44,878, respectively, related to this revenue.

(10)    Lease Commitments

        The Company leases other office facilities under operating lease agreements with unrelated parties expiring through June, 2003.

        Minimum future lease payments under non-cancelable lease agreements with unrelated parties are as follows at December 26, 1998:

                 1999...............................................$     76,502
                 2000...............................................      33,732
                 2001...............................................      30,482
                 2002...............................................      25,932
                 2003...............................................      12,966
                                                                    ------------
                                                                    $    179,614
                                                                    ============

        Rent expense related to these operating leases was approximately $113,000, $126,000 and $121,000 for the fiscal years ended in 1998,
        1997 and 1996, respectively.

(12)    Litigation

        The Company is involved in various legal actions in the normal course of its business. In the opinion of management, the eventual outcome of these actions will not have a material adverse effect on the financial statements of the Company.

                        INDEPENDENT AUDITORS' REPORT ON

                         FINANCIAL STATEMENT SCHEDULES


To the Stockholders of

      Four Corners Financial Corporation and Subsidiary:


Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                            FREED MAXICK SACHS & MURPHY, P.C.

March 16, 1999
Buffalo, New York

                        INDEPENDENT AUDITORS' REPORT ON

                         FINANCIAL STATEMENT SCHEDULES



To the Stockholders of

      Four Corners Financial Corporation and Subsidiary:


Our report on our audit of the basic financial statements of Four Corners Financial Corporation and Subsidiary as of December 27, 1997 and December 28, 1996, and for each of the two years in the period ended December 31, 1997, appears elsewhere in this Registration Statement. Those audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedules are presented for the purpose of complying with the Securities and Exchange Commission's rules and regulations and are not a required part of the basic financial statements. The supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                            BONADIO & CO., LLP

November 30, 1998
Rochester, New York

               FOUR CORNERS FINANCIAL CORPORATION AND SUBSIDIARY

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

 FOR THE YEARS ENDED DECEMBER 26, 1998, DECEMBER 27, 1997 AND DECEMBER 28, 1996


                                                                        Additions
                                                                        ---------
                                             Balance at                         Charges to                              Balance at
                                             Beginning         Charges to         Other                                   End of
                                             of Period          Expenses         Accounts           Deductions            Period
                                             ---------         ----------        --------           ----------          ----------
FOR THE YEAR ENDED DECEMBER 26, 1998:

   Allowance for doubtful accounts           $   90,000        $   274,547       $        -        $   (190,547)       $   174,000
                                             ==========        ===========       ==========        ============        ===========

FOR THE YEAR ENDED DECEMBER 27, 1997:

   Allowance for doubtful accounts           $   84,000        $   112,329       $        -        $   (106,329)       $    90,000
                                             ==========        ===========       ==========        ============        ===========

FOR THE YEAR ENDED DECEMBER 28, 1996:

   Allowance for doubtful accounts           $   84,000        $   114,175       $       -         $   (114,175)       $    84,000
                                             ==========        ===========       =========         ============        ===========
